Form 10KSB
period 2000-12-31
CENTREX INC
filed 2001-05-04
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000



                                  Centrex, Inc.
             (Exact name of registrant as specified in its charter)

            Oklahoma                   000-32021              73-1554121
(State of other jurisdiction of        (SEC File           (I.R.S. Employer
incorporation or organization)           Number)         Identification Number)

                               8908 S. Yale Avenue
                                    Suite 409
                                 Tulsa, OK 74137
          (Address of principal executive offices, including zip code)

                                 (918) 491-7557
              (Registrant's Telephone Number, Including Area Code)

                                 (918) 492-2560
               (Registrant's Facsimile Number Including Area Code)

Securities to be registered pursuant
to Section 12(b) of the Act:            NONE

Securities to be registered pursuant
to Section 12(g) of the Act:            Common Stock, $0.001 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

     State issuer's revenues for its most recent fiscal year: $-0-

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified price within the past 60 days. $0 as of May 3, 2001

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 2001, we had 7,950,000 shares of common stock, $0.001 par value, outstanding.

THIS FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000 IS BEING FILED VOLUNTARILY BY THE COMPANY. WE BECAME SUBJECT TO THE REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, BY OPERATION OF LAW ON JANUARY 26, 2001.

Certain Forward-Looking Information

         Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as "expects", "anticipates", "intends", "believes", "estimates" and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements.

                                     Part I.

Item 1.  Description of Business

     Contamination of water by bacterial organisms is a major health problem in both industrialized and emerging nations. Consumption of contaminated water by humans and livestock can cause serious, even deadly, infection.

     Of particular concern is E.coli 0157 H7, a strain of bacteria which can kill people. The EPA mandates the testing of water for this deadly strain of E.coli, however, current testing methods require between 24-48 hours to obtain results. We own the exclusive worldwide license to a technology capable of confirming the presence of E.coli within minutes (the "E.coli detection system"). We are funding the development of a commercial prototype at Los Alamos National Laboratory. If we are successful in developing a viable commercial product, we plan to market it to water treatment facilities and testing labs worldwide.

     Another serious water issue is cryptosporidium contamination. Cryptosporidium can cause severe, even deadly, gastrointestinal illnesses. The EPA recognizes cryptosporidium is a major problem but concedes there is currently no practical, economical way to routinely test for its presence. We own the exclusive worldwide license to a technology capable of quickly identifying and quantifying levels of cryptosporidium in water (the "Cryptosporidium detection system"). We believe our computer-based technology will provide a simple, inexpensive way to monitor cryptosporidium levels in water. We plan to engage a university research facility or engineering firm to develop a viable commercial design and manufacturing process for this technology, but we have not yet entered into any such agreement. If we are successful in developing a viable commercial product, we plan to market it to water treatment facilities and testing labs worldwide.


(a)      Business Development

   1.    Form and Year of Organization

     We are a development stage company incorporated in Oklahoma on October 6, 1998.

   2.    Bankruptcy or Receivership

     We have never been in bankruptcy or receivership.

   3.    Merger, Reclassification and Purchases of Assets

     E. Coli Measurement Systems, Inc.
     --------------------------------

     We acquired the exclusive rights to the E.coli detection system on June 7, 1999, when we acquired 100% of the common stock of E. Coli Measurement Systems, Inc. ("EMSI"), a Florida corporation, in exchange for

540,000 shares of our common stock at par value, $0.001 per share. (See Part II, Item 4. "Recent Sales of Unregistered Securities"). EMSI ceased to exist by reason of the transaction, and the rights and obligations of EMSI under their Exclusive License Agreement and Sponsored Research Agreement with the University of California were assigned to us. The Merger Agreement was filed as Exhibit 8.1 to our Form 10-SB, as amended.

     EMSI was formed by UTEK Corporation ("UTEK"), the sole shareholder of EMSI, for the purpose of transferring the E.coli detection technology from the University of California to the private sector. EMSI had no operations during the period of its existence. Therefore, no proforma financial information of EMSI was presented in our financial statements.

     UTEK, a Florida corporation, has relationships with major universities and government research facilities in the U.S. and in Europe and specialized in the transfer of technology from those facilities to the private sector. As of December 31, 2000, UTEK owned approximately 1,584,000 shares (or about 19.9% of the outstanding shares) of our common stock (See "Item 11. Security Ownership of Certain Beneficial Owners and Management" and Item 12. "Certain Relationships and Related Transactions")

     The Exclusive  License Agreement (the "E.Coli  License"),  filed as Exhibit
6.1 to our Form 10-SB, as amended, gave us the exclusive worldwide rights to develop and market a system to detect microbial contamination, primarily E.Coli bacteria, in food and water. The E.Coli License contains royalty payment provisions, which are discussed in Item 1. "Patent, Trademarks, Licenses, Royalty Agreements or Labor Contracts."

     The Sponsored Research Agreement (the "E.Coli Research Agreement"), filed as Exhibit 6.2 to our Form 10-SB, as amended, provides for a 24-month research and development program to develop a prototype E.coli detection system at a cost to us of $410,000. Development of the prototype is being conducted at Los Alamos National Laboratory. As of May 3, 2001, we paid $279,500 of the $410,000 obligation.

     Safe Water Technologies, Inc.
     -----------------------------

     We acquired the exclusive worldwide rights to the Cryptosporidium Detection System on September 17, 1999, when we acquired 100% of the common stock of Safe Water Technologies, Inc. ("SWT"), a Florida corporation in exchange for 950,000 shares of our common stock at par value, $0.001 per share(See Part II, Item 4. "Recent Sales of Unregistered Securities"). SWT ceased to exist by reason of the transaction and the rights and obligations of SWT under their Exclusive License Agreement with the University of South Florida Research Foundation were assigned to us. The Merger Agreement was filed as Exhibit 8.3 to our Form 10-SB, as amended.

     SWT was formed by UTEK, the majority shareholder of SWT, for the purpose of transferring the Cryptosporidium Detection Technology from the University of South Florida to the private sector. SWT had no operations during the period of its existence. Therefore, no proforma financial information of SWT was presented in our financial statements.

     The Exclusive License Agreement (the "Cryptosporidium  License"),  filed as
Exhibit 6.2 to our Form 10-SB, as amended, gave us the exclusive worldwide rights to develop and market a system to detect cryptosporidium and other pathogens in water. The Cryptosporidium License contains royalty payment provisions, which are discussed in Item 1, paragraph 7 "Patent, Trademarks, Licenses, Royalty Agreements or Labor Contracts." We presently do not have an agreement with anyone to develop a prototype Cryptosporidium Detection System.

(b)       Business of Issuer

     1.    Principal Products and Services of Centrex and Their Markets

     There are approximately 170,000 public water systems in the United States. We plan to first target the 8,088 community water systems that supply water to nearly 228 million people in the U.S. These community water systems are required by the EPA to test their water on a regular basis for the presence of E.coli, depending on the number of people served by their water system. For instance, a system serving 10,000 people is required to perform 10 tests per month, 50,000 people 60 tests per month, 100,000 people 100 tests per month and more than 600,000 people 240 tests per month.

     There is currently no known detection method commercially available for the instantaneous identification of E. coli as a contaminant in water. The most widely used testing method is the standard bacterial culture, which requires 24-48 hours to yield any positive information. This method consists of culturing a water sample on a bacterial culture plate and, after a varying incubation period in a controlled environment, reading the plate to observe the specific bacteria that grows on the plate. Bacterial culturing is time consuming, expensive, and requires specialized facilities and trained technicians. Another method, the PCR technique, generally takes 6-9 hours to yield a practical result, but requires sophisticated and expensive equipment and specially trained technical support staff.

     E. Coli Detection
     -----------------

     Our method of the E. coli detection is based on the scientific phenomenon that each individual species, from the most primitive bacteria to modern man, has a distinct genetic fingerprint unique to that organism. This distinct genetic profile is contained in the organism's genes, (genetic code material) in the form of DNA sequences specific to that species. This genetic profile or fingerprint is encoded in the genes of each individual organism of that species and is carried in every cell of the organism. This means that there are certain "dog" genes that all dogs possess and that identify them as dogs. Likewise, there are specific E. coli, whale, iguana, and human genes that identify individuals of those species as belonging to the same collective group.

     Once all, or even part, of the genetic profile of an individual organism has been established, certain DNA sequences of that organism can serve as a unique marker or identifying tag. This means that once the sequences of the genetic material of an organism's genes are known, some of those sequences can be used for the detection of that particular organism. It should be understood that while several organisms may have some genetic material and thus particular genes or DNA sequences in common, there are specific exclusive sequences, which are unique to only that individual species. Humans carry "human" tags in their genetic makeup that, when analyzed, designate the genetic material, and thus the organism it came from, as human. Likewise, E. coli bacteria have genetic material that is specific to E. coli, and when it is analyzed it confirms the presence of E. coli.

     Our E. coli detection method utilizes the principle of specific genetic tags in the genetic fingerprint of an organism to detect the presence of E. coli bacteria in the sample being analyzed. The method consists of synthesizing in a small tube, a fluorescent nucleic acid reporter sequence which is complimentary to the specific E. coli tag being sought. This relatively quick (1-2minutes) synthesis uses a short identifying sequence of the target DNA as a template. The sample is then analyzed in a single molecule detection apparatus using a laser of appropriate wavelength to stimulate the fluorophore-labeled hybrid molecule.

     The detection of the synthesized fluorescent reporter molecule signifies the presence of E.coli DNA in the sample. If no E.coli DNA is present, no reaction takes place, no fluorescing sequence is generated, and no identifying fluorescent pattern appears when the sample is exposed to the laser beam. The sensitivity of this method allows for the direct detection of specific single genes, without the necessity of using currently favored PCR amplification methods. Our process exhibits significant advantages over current methodologies in terms of sensitivity, accuracy, speed, and per-assay cost.

         Cryptosporidium Detection:
         -------------------------

     Cryptosporidium is an intestinal parasite that can live in the digestive tracts of humans and livestock. It has been found in over 95% of all surface waters that have been tested worldwide. These organisms are transmitted by drinking infected water and can cause gastrointestinal illnesses of varying severity. The symptoms include flu-like diarrhea, nausea and stomach cramps. The infection is usually self-limiting in healthy adults, whose immune systems fight and eventually overcome the parasitic infestation. However, infection with cryptosporidium can be a serious health risk to infants, the aged, and those compromised by other underlying diseases. People born with a weakened immune system, with cancer, transplant patients taking immunosuppressive drugs, and those infected with HIV are especially at high risk from this deadly parasite.

     Contamination of water by cryptosporidium is a serious issue faced by water purification and distribution facilities throughout the world, since 95% of all known surface waters are contaminated with this organism. Deadly outbreaks have been observed following technical or overload problems at water treatment facilities. Detection of these contaminating microorganisms and their infectious form, the oocysts, in water supplies is important in order to avoid the human consumption of infected water.

     The cryptosporidium organism has a rather complicated, multi-stage life cycle, most of which takes place in the intestinal tract of the infected host. Oocysts represent an infectious stage in the life cycle of these cryptosporidium protozoa. In this form of the organism, the cells produce a thick cell wall, lose water and become dormant. During this quiescent stage, metabolism may cease entirely, and the oocysts become extremely resistant to any unfavorable external environment. They are extremely hardy and difficult to kill. Infected hosts, such as cattle in a feedlot, excrete these resilient oocysts, which can easily survive in agricultural runoff and go on to contaminate surface water. In order for infection to occur, humans or susceptible animals must ingest water or food contaminated with the oocysts. Once inside the animal or human intestinal system, the thick oocyst cell walls are broken down by the digestive juices, releasing the parasite. Once set free in the human or animal intestinal tract, cryptosporidium multiplies and causes illness.

     Cryptosporidium oocysts, due to their hardy, resilient nature, are extraordinarily resistant to chlorination and other water treatment methods. They can withstand treatment with over 8,000 mg. per liter of free chlorine, which vastly exceeds the levels that are acceptable in potable water. The oocysts are small particles generally measuring four to eight microns in diameter. The filters commonly used in public water supplies cannot efficiently retain particles of this size. Even a filtered public water supply that meets or exceeds all existing EPA operating standards is susceptible to contamination due to the microscopic size of these organisms.

     It is generally agreed that the current analytical methods for cryptosporidium detection are not sufficiently developed for routine use in public water assessment. Because cryptosporidium is a parasite and cannot grow and reproduce outside a living animal, it cannot be grown or detected by culture methods. While the EPA clearly recognizes water contamination with cryptosporidium as a major problem, it also concedes that there is no reliable, economical test available to routinely screen public water for this parasite. The EPA presently does not mandate routine testing for cryptosporidium by public water suppliers. If testing is done, the current standard is EPA Method 1623 . This method involves a standardized filtration process, the staining of the filtered material with a florescent-tagged monoclonal antibody to cryptosporidium, and the time consuming, manual counting of the organisms in the filtrate under an ultraviolet light microscope by experienced, trained microscopists. This method is not only complicated, it is also very expensive to implement.

The Centrex Cryptosporidium Detection Method:
---------------------------------------------

     While our Cryptosporidium Detection System has demonstrated proof of principle in the research laboratory setting, extensive development is necessary to bring the commercial version of this invention to market. We have not yet begun developing the commercial prototype. Our Cryptosporidium Detection System is based on the physical principle that when a beam of light is passed through a microorganism, the diffraction pattern of the beam is unique to that specific type of microbe. This means that the way the beam of light is scattered or distorted is dependent on the organism it passes through. Our computerized detection system registers the unique diffraction (scattering) pattern or "light fingerprint" of the organism. The pattern is then analyzed by a proprietary computer algorithm, which interprets the pattern and automatically identifies the organism. Because our on-line system classifies and quantifies the cryptosporidium thus eliminating the need for manual counting of oocysts, we believe that monitoring water for high levels of cryptosporidium can be done quickly and inexpensively as compared to Method 1623.

     2.  Distribution Method of Products and Services

     We do not have any manufacturing or distribution capacity. Once viable commercial versions of the E. Coli detection system and the Cryptosporidium Detection System have been produced, we plan to seek corporate marketing partners to market and distribute the products. We have not yet determined the commercial arrangements under which we would be willing to engage such a corporate marketing partner.

     3.  Status of Publicly Announced Products or Services

     A prototype E. Coli detection system is being developed at Los Alamos National Laboratory. We expect to have a working prototype of the E. Coli detection system available for testing at Los Alamos by the Spring of 2001. Once a viable commercial version of the technology has been produced and thoroughly tested, we plan to seek EPA endorsement of our product. No formal approval of the E.coli detection system by the EPA is required before we can begin selling it to water treatment facilities and water testing laboratories in the U.S. We believe that endorsement of our product by the EPA will enhance its marketability. We do not know how long such endorsement will take or if we will be successful in obtaining such endorsement.

     The Cryptosporidium Detection Technology has demonstrated proof of principle in the research laboratory setting, however, extensive development is necessary to bring the commercial version of this invention to market. We do not have a development agreement to make a working prototype at this time.

     4. Competitive Business Conditions, Competitive Position and Methods of Competition

E.coli  Detection
-----------------

     There is currently no known detection method commercially available for the instantaneous identification of E. coli as a contaminant in water, and we are unaware of any other companies who are engaged in developing technology comparable to ours. We presently compete with PCR and bacterial culturing methods which generally take 6-8 hours and 24 hours, respectively, to obtain results. Our competitive challenge will be to demonstrate to water treatment facilities and testing laboratories that our E.coli detection system provides reliable results in less time and at less cost than current testing methods. Companies with significantly greater financial, scientific, marketing and sales resources than ours are presently selling PCR and bacterial culturing equipment and supplies. There is no assurance that they won't develop technology comparable or superior to ours. There is no assurance that our E.coli detection system, if and when commercially available, will be accepted by the market or that we will be able to compete.

Cryptosporidium Detection
-------------------------

     There is also no known detection method commercially available for the instantaneous identification of cryptosporidium in water, and we are unaware of any other companies who are engaged in developing technology comparable to ours. Present cryptosporidium detection methods are unreliable and expensive. Again, our competitive challenge will be to demonstrate to water treatment facilities and testing laboratories that our Cryptosporidium Detection System provides reliable results in less time and at less cost than current testing methods. Companies with significantly greater financial, scientific, marketing and sales resources than ours are presently selling equipment and supplies used to test for cryptosporidium. There is no assurance that they won't develop technology comparable or superior to ours. There is no assurance that our Cryptosporidium Detection System, if and when commercially available, will be accepted by the marketplace or that we will be able to compete.


     5.  Sources of Raw Materials and the Names of Principal Suppliers

     We do not manufacture any products, so we have no need for raw materials. Once fully developed for commercialization, both the E. coli detection system and the Cryptosporidium Detection System can be easily manufactured from commercially available components. The major component of the E. coli detection system is a focused beam dye laser along with some biochemical reagents and a DNA primer. This focused beam dye laser is a standard "off the shelf" unit available from a variety of suppliers. The Cryptosporidium Detection System is based on a standard, widely available spectrophotometric assay technology. Even though the E.coli detection system and the Cryptosporidium Detection System are each manufactured from commercially available components, certain parts are proprietary. For example, the quantities of the biochemical reagents used in E.coli detection system are based on proprietary formulas. The Cryptosporidium Detection System uses a proprietary computer algorithm to analyze and quantify the amount of cryptosporidium in a water sample. To date, we have not taken any steps to protect the proprietary formula for the biochemical reagents used in the E.coli detection system. We also have not taken any steps to protect the computer algorithm used in the Cryptosporidium Detection System. There is no assurance that we will seek protection or that any protection will be available.

     6.  Dependence on one or a few major customers

     We do not have any products for sale, so we are not dependent upon one or a few customers. We anticipate that our products will be sold to water treatment facilities and testing laboratories worldwide, however, there is no assurance that we will not be dependent upon one or a few major customers.


     7.  Patents, trademarks, licenses, royalty agreements or labor contracts

     Patents
     -------

     We do not own any patents. The filing, prosecution and maintenance of patents are within the sole discretion of the patent owners. We have the right to request that the patent owner seek, obtain and maintain, at our expense, such patent and other protections to the extent that they are lawfully entitled. There is no assurance that the University of California or the University of South Florida will seek such protections or that we will have enough capital to fund such activities.

          E.coli Detection System- Patent Pending
          ---------------------------------------

               The E.coli detection system method is patent-pending. The E.coli detection method is owned by the University of California and on December 18, 1998, they filed a provisional patent application. No patent has yet been issued and there is no assurance that one will be issued.

          E.coli Detection System- Proprietary Formula
          --------------------------------------------

               The quantities of the biochemical reagents used in E.coli detection system are based on proprietary formulas. To date, we have not taken any steps to protect the proprietary formula. Doing so may force us to disclose the formulas publicly. There is no assurance that we will seek protection or that any protection will be available if sought.

          Cryptosporidium Detection System- Patent
          ----------------------------------------

               The University of South Florida owns the U.S. patent for the Cryptosporidium Detection Method, which was published April 1, 1997. The life of a patent is normally 17 years from the date of publication.

          Cryptosporidium Detection System- Proprietary Computer Algorithm
          ----------------------------------------------------------------

               The Cryptosporidium Detection System uses a proprietary computer algorithm to analyze and quantify the amount of cryptosporidium in a water sample. To date, we have not taken any steps to protect the computer algorithm. There is no assurance that we will seek protection or that any protection will be available.

     E.coli License
     --------------

     We own the exclusive worldwide license to the E.coli detection system. The E.coli License required us to pay the University of California an initial fee of $7,000, which was paid on June 1, 1999, and requires us to pay them a yearly license fee of $2,500 on or before January 2 of each year during the term of the
E. coli License. When we begin selling the E.coli detection system, we will pay them a royalty fee of three and one-half percent (3.5%) of the net sales during the term of the E.coli License. If a U.S. patent covering the E.coli detection system is issued, the E.coli License term will coincide with the life of the U.S. patent. If a U.S. patent is not issued, we intend to renegotiate with the University of California for a licensing term of at least 17 years, the normal life of a patent. If we fail to deliver to the University any report when due, the University may send us notice of default. If we fail to cure the default within 30 days, then the University may terminate the License Agreement.

     E.coli Research Agreement
     -------------------------

     On June 1, 1999, development of the E. coli detection system began at Los Alamos National Laboratories ("LANL") under the terms of a Sponsored Research Agreement with the University of California (the "University"). The University conducts research at LANL under contract with the U.S. Department of Energy. The Sponsored Research Agreement specifies that scientists at LANL will develop a prototype detection system during the 21-month contract period at a cost of $410,000. Development consists primarily of miniaturizing the electonics and laser components of the unit and the production of schematics. The University will provide us at least 30 days notice if the actual cost to complete performance exceeds $410,000. If that occurs and we can not or will not pay the actual cost, the University has no obligation to continue or complete performance of the work. In addition, the University makes no express or implied warranty as to the conditions of the research or any intellectual property generated and is not liable for damages. The Sponsored Research Agreement is amortized over 21 months using the straight-line method, with amortization cost recorded as R&D expense. As of May 3, 2001, we had paid $279,500 of the $410,000 obligation. Payments are based on time and not on performance.

     Cryptosporidium License
     -----------------------

     The Cryptosporidium License did not require us to pay the University of South Florida ("USF") an initial license fee. As part of the SWT merger with us, USF was issued 190,000 shares of our common stock. When we begin selling the Cryptosporidium Detection System, we will pay USF a royalty fee of two percent (2%) of revenue during the term of the Cryptosporidium License. The
Cryptosporidium License term coincides with the life of the patent, which expires April 7, 2014. If additional patents are issued, the license term will coincide with the life of the last to expire patent.



     8.  Need for Governmental Approval

     Water treatment facilities and water testing labs in the U.S. are subject to regulation by the EPA. Although no formal approval by the EPA is required before we can sell our products in the U.S., we plan to seek EPA endorsement. To obtain endorsement, we will have to demonstrate that our products are effective. The cost of proving efficacy to the EPA in a few demonstration projects would essentially be the cost of materials to the Company. These projects would be set up in installations where the EPA feels that E coli or cryptosporidium contamination is a significant problem, and thereby prove the efficacy of the technologies in a short term pilot project. We do not know how many projects will be needed or how long these projects will last.

     There may be additional or more rigorous certification requirements in Europe and Canada, but we have yet to discover these despite searching the water treatment literature and regulations.

     9.  Effect of Existing or Probable Governmental Regulation

     We do not know how existing or pending governmental regulation will affect our business, either positively or negatively. There is no assurance that such regulation will not adversely affect our business.

     10. Estimate of the amount spent on research and development

     Under the terms of the E. Coli Research Agreement, we agreed to pay Los Alamos National Laboratory a total of $410,000 to develop the prototype E.coli detection system. Through May 3, 2001, we have paid them $279,500. No customer is expected to bear any of these R&D costs.

     11. Costs and effects of environmental compliance

     To date, we have incurred no costs associated with environmental compliance. We do not know to what extent, if any, environmental compliance will impact our business activities, either positively or negatively. There is no assurance that such compliance, if required, will not adversely affect our business.

     12. Number of total employees and number of full time employees

     We have no full time employees. We have five part-time employees, including our sole officer and director. With the exception of our part-time accountant, who is not an officer, none of our employees has received any cash compensation for his or her services to date. Mr. Puryear, our former President, received equity compensation for his services to date in the form of common stock options. The fair value of each employee's services has been estimated and recorded as a contribution to capital. There is no assurance that our employees will continue to serve without cash or equity compensation. There are no written employment agreements in effect as of May 3, 2001.

     Our employees are each engaged in other business activities and devote such time as he or she feels is reasonably necessary to carry out our business. Our employees are also employees, shareholders and/or consultants with five other companies and perform similar duties for those companies, including accounting, SEC reporting, project management and administrative services. Although the other companies are engaged in business activities that are different from our business, there may exist potential conflicts in the amount of time each person devotes to our business. Consequently, developing our business may require a greater period of time than if our employees were employed by us on a full time basis. No policy has been established for the resolution of conflicts. Such conflicts may not be resolved in favor of Centrex. To date our sole officer and director, Gifford Mabie, has devoted, on average, approximately 2 hours per week to Centrex's activities.



Item 2.  Description of Property

     We lease our executive office at 8908 South Yale Avenue, Suite 409, Tulsa, Oklahoma 74137 from the Oklahoma National Bank, a non-affiliated company. Our executive office is shared with other companies controlled by our sole officer and director. These companies share the $4,000 per month lease payment, of which our portion is approximately $750 per month.

Item 3.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)       Market information

     There is no trading market for our common stock.

(b)       Holders

     As of May 3, 2001 there were outstanding 350,000 options to purchase shares of our common stock at an exercise price of $.50 per share.

     As of May 3, 2001, there were 45 holders of record of our common stock.

     As of May 3, 2001, all 7,950,000 shares of our common stock were eligible to be sold pursuant to Rule 144 under the Securities Act.

     In connection with the EMSI and SWT mergers, we agreed to register some or all of the shares owned by UTEK Corporation in the event that we file a Registration Statement (on Form SB-1, SB-2 or S-1 or its equivalent) which includes the offer of shares owned by our other shareholders.

(c)       Dividend Policy

     We have not declared any dividends in the past and there is no present intent to declare dividends in the future.


Item 6.  Management's Discussion and Analysis or Plan of Operation

(a)      Plan of Operation

1.       Plan of Operation Over the Next Twelve Months

     During the next twelve months we plan to raise money to complete the prototype development and testing of the E. coli detection system and to begin development of the Cryptosporidium Detection System. We do not know if such funding will be debt, equity, or a combination of both. We also do not know if such funding will be a private or a public offering. There is no assurance that we will be successful in obtaining the necessary funding or that the E.coli detection system or the Cryptosporidium Detection System will be commercially viable.


(i)      Cash Requirements

     As of May 3, 2001, we had no cash. During the next twelve months, we must raise approximately $1.0 million in new capital. This capital will be used to complete the prototype development and testing of the E. coli detection system, to begin and complete the prototype development and testing of the Cryptosporidium Detection System, and to identify which regulatory approvals are required. There is no assurance that any additional capital will be available to us on acceptable terms when needed, if at all.

(ii)     Product Development and Research Plan for the Next Twelve Months

     E.coli  Detection  System
     -------------------------

     We must make the final payment of $130,500 to Los Alamos National Laboratory. We do not have the funds to make the final payment. If we are successful in raising funds and make the final payment, within two months after making such payment we expect to take delivery of the prototype device, along with engineering specifications and blueprints. We then intend to get bids from a variety of bioelectronics instrument manufacturers, based on the blueprints and engineering specifications, for the manufacture of a limited number (20-30) of the E. coli detection devices to be used in beta testing at water treatment facilities. We expect the manufacturing and beta testing process to take 6-8 months. We plan to present our technology to the EPA for testing in one of the EPA's pilot developing water safety technology programs. We have had informal discussions with water treatment facilities in Tulsa, Oklahoma City, and Tahlequah, Oklahoma. There have been no formal discussions and no negotiations or agreements with any potential test sites.

Cryptosporidium Detection System
---------------------------------

     We plan to begin the prototype development and testing of the Cryptosporidium Detection System. We have not identified potential development partners. We do not know how long prototype development and testing will take, how much it will cost, or if we will be successful in developing a commercially viable Cryptosporidium Detection System.


(iii)    Expected Purchased or Sale of Plant and Significant Equipment

     None.

(iv)     Expected Significant changes in number of employees

     None.


Item 7.  Financial Statements

     See Part F/S

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

(a)      Identify Directors and Executive Officers

     (1)- (4) Names, ages, positions, offices, business experience for the past five years

     Gifford M. Mabie is our sole officer and director. From 1982 to 1994, Mr. Mabie was Senior Vice President of CIS Technologies, Inc. (NASD: CISI), a
leading healthcare information company that was purchased by National Data Corporation (NYSE: NDC) in 1996. As one of the founders of CIS, Mr. Mabie was instrumental in raising over $40 million in capital that funded acquisitions and new product development. Prior to CIS, Mr. Mabie was with Honeywell Information Systems, Inc., where he ranked as one of its top five salesmen worldwide. Prior to joining Honeywell, he was Corporate Controller with W.B. Dunavant & Company, one of the world's largest cotton brokers. He holds degrees in accounting and economics from Memphis State University and served for eight years in the United States Navy. Mr. Mabie is also the sole officer and director of Maxxon, Inc. (OTC: MXON), a company that is developing a safety syringe, and Lexon, Inc.
(OTC: LXXN), a company that is developing a blood screening test for colon cancer and for lung cancer. He is also an officer and director Image Analysis, Inc., a privately-held company that is marketing a color MRI software technology, and Nubar, Inc., a privately-held company that owns the manufacturing rights to carbon fiber reinforcing bar.

(5)      Other Directorships

     Mr.  Mabie is also the sole  officer  and  director of Maxxon,  Inc.  (OTC:
MXON), and Lexon, Inc. (OTC: LXXN).

He is also an officer and director of Image Analysis, Inc., and Nubar, Inc.

(b)  Family Relationships

     None.

(c)  Involvement in Legal Proceedings of Officers, Directors and Control Persons

     None.


Item 10.  Executive Compensation

     Since inception, no cash compensation has been paid by us to any officer or director. Mr. James Puryear, our former President and CEO, has options to purchase 350,000 shares of our common stock at $0.50 per share. Those options were granted to him in connection with his resignation (See Item 11. Security Ownership of Certain Beneficial Owners and Management, "Common Stock Options").

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the persons known by us to be the beneficial owners of more than 5% of the Company's common stock. We have also listed below the number of shares of our common stock owned by our employees:

                                                                             Common Shares     Percent of
                                                          Relationship           Owned        Outstanding
                      Name and Address                     to Company                            Shares
         -------------------------------------------------------------------------------------------------
         UTEK Corporation                            Beneficial Owner          1,584,000 (1)         19.9%
         202 Wheeler Street
         Plant City, FL 33566

         Frederick K. Slicker                        Beneficial Owner          1,000,000 (2)         12.5%
         1628 E 36th Court
         Tulsa, OK 74105

         Morgan-Phillips, Inc.                       Beneficial Owner           1,000,000(3)         12.5%
         8030 S. Memorial Drive
         Tulsa, OK 74133

         Vicki L. Pippin                             Employee                        625,000          7.9%
         8908 S. Yale Ave., # 409
         Tulsa, OK 74137

         Thomas R. Coughlin                          Employee                        600,000          7.5%
         8908 S. Yale Ave., # 409
         Tulsa, OK 74137

         Rhonda R. Vincent                           Employee                        325,000          4.0%
         8908 S. Yale Ave., # 409
         Tulsa, OK 74137

         Gifford M. Mabie                            Sole Officer and                220,000          2.7%
         8908 S. Yale Ave., # 409                    Director
         Tulsa, OK 74137

         Kara R. Greuel                              Employee                        100,000          1.2%
         8908 S. Yale Ave., # 409
         Tulsa, OK 74137

                                                                             ---------------- -------------
         Sole Officer and Director and Employees
         as a Group (5 persons)                                                    1,870,000         23.3%
                                                                             ---------------- -------------

         Beneficial Owners as a Group (3 persons)                                  3,584,000         44.9%
                                                                             ---------------- -------------

         Sole Officer and Director, Employees and
         Beneficial Owners, as a Group (8 persons)                                 5,454,000         68.2%
                                                                             ---------------- -------------

(1) UTEK is a technology merchant that specializes in the transfer of technology from universities and government research facilities to the private sector. UTEK has relationships with major universities and government research facilities in the U.S. and in Europe. There are no common officers, directors or employees between UTEK and Centrex.

(2) Mr. Slicker is a founder and former officer of Centrex. He ceased to be an officer in February 2000.

(3) Morgan-Phillips, Inc. is an investor relations services company. There are no common officers, directors or employees between Morgan-Phillips, Inc. and Centrex.

     Common Stock Options
     --------------------

     On November 1, 1998, the Board of Directors and shareholders approved the adoption of the Centrex Inc. 1998 Incentive Stock Option Plan (the "Plan"), pursuant to which 3,000,000 shares of Common Stock were reserved. Stock options granted under the Plan expire ten years from the date of grant. Until there is a trading market for our common stock, the Board of Directors will determine the exercise price. At December 31, 2000, no options were outstanding under the plan.

     On November 1, 1999, the Board granted to Mr. James Puryear, our then President and CEO, options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.50 per share, subject to certain vesting criteria outlined in the vesting schedule below. The exercise price was equal to the fair value of the Company's common stock, as determined by the Board, on the date of grant. Because Mr. Puryear was an employee of Centrex, no compensation cost was recorded. On November 1, 2000, Mr. Puryear resigned as President and Chief Executive Officer of the Company, and his employee options were forfeited. As consideration for the termination of his employment agreement, the Board granted him options to purchase 350,000 shares of common stock at an exercise price of $0.50 per share. The options expire September 30, 2010. The exercise price was equal to the fair value of the Company's common stock, as determined by the Board, on the date of grant. Compensation costs were based on an estimated fair value of $0.22 per share. The estimated fair value was calculated using the BlAck-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price of $0.50 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 0.0. The Company recorded $77,000 as an expense with an offsetting increase to paid in capital.

     The following table shows the options outstanding as of May 3, 2001:

                              Relationship
Date                          to Company at   Options       Exercise
Of Grant  Grantee             Date of Grant   Outstanding   Price     Expiration
--------  -------             --------------  -----------   --------  ----------

11/01/00  James W. Puryear    Former Officer      350,000    $ 0.50     9/30/10
                                              -----------
          Total Options Outstanding               350,000
                                              -----------


Item 12.  Certain Relationships and Related Transactions

(a)      Describe Related Party Transactions

     On November 1, 1998, the Company entered into a Consulting Agreement with UTEK Corporation whereby UTEK agreed to provide services to the Company. Such services include identifying, evaluating and recommending potential technology acquisitions. The $55,000 was payable only upon the closing of an acquisition by the Company of a technology which was introduced to the Company by UTEK. On June 1, 1999, the Company paid UTEK $55,000 for its services related to the EMSI Merger.

     On June 7, 1999, the Company issued 540,000 shares of its common stock to UTEK in connection with the EMSI merger, and on September 17, 1999, the Company issued 684,000 shares of its common stock to UTEK in connection with the SWT merger (see Part I. Item 1(a)3 "Merger, Reclassification and Purchase of Assets"). On June 18, 1999, we sold 315,000 shares and 45,000 shares of our common stock at par value, $0.001 per share, to UTEK Corporation and to Dr. Clifford Gross, then President of UTEK, for cash. Subsequently, Dr. Gross transferred the 45,000 shares he purchased to UTEK. As a result of these transactions, UTEK now owns 1,584,000 shares of our common stock, which represents 19.9% of our common stock outstanding at May 3, 2001.

     To date, our activities have been funded primarily by loans from our shareholders or their affiliates as follows:

                                                                                                    Principal
                                        Original                          Default    Principal      Balance in
                            Date of     Principal     Interest  Due       Interest   Balance at     Default at
                            Note        Amount        Rate      Date      Rate       05/03/01       05/03/01
                            --------    ----------    --------  --------  ---------  ----------     -----------
Investor Relations Corp.(a) 04/19/99    $  7,000.00   12%       04/19/00   16%       $  7,000.00    $  7,000.00
Quasar Trust(b)             06/01/99    $ 20,833.34   12%       12/31/99   16%       $ 20,833.34    $ 20,833.34
Rhonda Vincent(c)           06/01/99    $ 20,833.33   12%       12/31/99   16%       $ 20,833.33    $ 20,833.34
Vicki Pippin(c)             06/01/99    $ 20,833.33   12%       12/31/99   16%       $ 20,833.33    $ 20,833.33
Thomas Coughlin(c)          06/01/99    $ 20,833.34   12%       12/31/99   16%       $ 20,833.34    $ 20,833.34
Morgan-Phillips, Inc.(d)    06/01/99    $ 20,833.34   12%       12/31/99   16%       $ 20,833.34    $ 20,833.34
Mabie Childrens' Trust(e)   06/01/99    $ 20,833.33   12%       12/31/99   16%       $ 20,833.33    $ 20,833.33
Gifford Mabie(f)            08/24/99    $ 52,500.00   12%       08/24/00   16%       $ 52,500.00    $ 52,500.00
Mabie Childrens' Trust      09/30/99    $  8,334.34   12%       12/31/99   16%       $      0.00(g) $      0.00
Investor Relations Corp.    11/12/99    $ 19,550.00   12%       11/12/00   16%       $ 19,550.00    $ 19,550.00
Morgan-Phillips, Inc.       12/07/99    $ 35,069.00   12%       12/07/00   16%       $ 35,069.00    $ 35,069.00
Morgan-Phillips, Inc.       12/23/99    $  9,181.00   12%       12/23/00   16%       $  9,181.00    $  9,181.00
Investor Relations Corp.    02/23/00    $ 17,000.00   12%       02/23/01   16%       $ 17,000.00    $ 17,000.00
Rhonda Vincent              02/23/00    $ 36,450.00   12%       02/23/01   16%       $ 36,450.00    $ 36,450.00
Quasar Trust                02/23/00    $  1,050.00   12%       02/23/01   16%       $  1,050.00    $  1,050.00
Rhonda Vincent              03/15/00    $  5,000.00   12%       03/15/01   16%       $  5,000.00    $  5,000.00
Vicki Pippin                05/01/00    $ 17,500.00   12%       05/01/01   16%       $ 17,500.00    $ 17,500.00
Vicki Pippin                05/08/00    $ 17,500.00   12%       05/08/01   16%       $ 17,500.00    $      0.00
Gifford Mabie               08/07/00    $ 17,000.00   12%       08/07/01   16%       $ 17,000.00    $      0.00
Investor Relations Corp.    02/08/01    $  2,400.00   12%       02/08/02   16%       $  2,400.00    $      0.00
                                        -----------                                  -----------    -----------
                                        $370,534.35                                  $362,200.01    $325,300.01
                                        -----------                                  -----------    -----------

(a) Investor Relations Corporation is an Oklahoma corporation owned by Rhonda Vincent, a shareholder of Centrex.

(b) Quasar Trust is an irrevocable trust established for the benefit of the children of Frederick K. Slicker, a shareholder of Centrex. The trustee of the Quasar Trust is James Sage.

(c)  Employee of Centrex as of May 3, 2001.

(d) Morgan-Phillips, Inc. is a privately-held Oklahoma corporation. The president of Morgan-Phillips, Inc. is Bonnie Porterfield. There is no common ownership or common directors, officers or employees between Centrex and Morgan-Phillips, Inc.

(e) Mabie Childrens' Trust is an irrevocable trust established for the benefit of the children of Gifford and Sheryl Mabie. The trustee of the Mabie Childrens' Trust is A. Martin Keating.

(f)  Mr. Mabie is the sole officer and director of Centrex.

(g)  The note was repaid on December 23, 1999.

     Attempts to obtain funding from unrelated parties have not been successful. The notes are unsecured obligations of the Company. The interest rates are comparable to those charged by credit card issuers. To date, none of the noteholders' has made demand for payment. The shareholders are under no obligation to continue funding the Company's activities and there is no assurance that they will continue to do so.

     On February 20, 2000, we entered into a public relations agreement with Morgan-Phillips, Inc., an investor relations firm that specializes in answering investor and broker inquiries about us. Since our common stock is not yet trading, Morgan-Phillips has not provided any services. Once our common stock beings trading, Morgan-Phillips will handle routine investor and broker requests for information about the Company and will facilitate dissemination of accurate and timely information about the Company to the investment community. They will provide services to the Company for a period of two years. Their compensation consists of the 1,000,000 shares of our common stock they purchased at $.001 per share.

Item 13.  Exhibits and Reports on Form 8-K

         None

                                    Part F/S


                 INDEX TO FINANCIAL STATEMENTS AND RELATED NOTES


Independent Auditors' Report ...............................................F-1

Balance Sheet at December 31, 2000 .........................................F-2

Statement of Operations  from inception (October 6, 1998)
through  December 31, 2000 and for the years ended
December 31, 2000 and 1999..................................................F-3

Statement of Cash Flows from  inception  (October 6, 1998)
through  December 31, 2000 and for the years ended
December 31, 2000 and 1999..................................................F-4

Statement of Shareholders' Equity from inception (October 6, 1998)
through December 31, 2000 and for the years ended
December 31, 2000 and 1999..................................................F-5

Notes to Financial Statements from inception
(October 6, 1997) through December 31, 2000 ................................F-6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Centex, Inc.

We have audited the accompanying balance sheet of Centrex, Inc., a Development Stage Company, as of December 31, 2000, and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 2000 and 1999, and for the period from inception (October 6, 1998) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financials statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centrex, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period from inception (October 6, 1998) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company is a development stage company with insufficient revenues to fund development and operating expenses. This condition raises substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Tullius Taylor Sartain & Sartain LLP
April 23, 2001

                                  Centrex, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                December 31, 2000

            ASSETS

Current Assets
Cash                                                                    $ 47
                                                                    --------
Total Current Assets                                                      47
                                                                    --------
Other Assets
Other Assets                                                           1,351
Licensed Technology, Net                                               6,348
Sponsored Research, Net                                               39,048
                                                                    --------
Total Other Assets                                                    46,747
                                                                    --------
TOTAL ASSETS                                                        $ 46,794
                                                                    ========

             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                                     $ 8,156
Rent and Other Expenses Payable to Related Parties                     7,355
Payable to University of California                                  130,500
Notes Payable to Shareholders                                        359,800
Accrued Interest on Notes Payable to Shareholders                     57,887
                                                                     -------
Total Current Liabilities                                            563,698
                                                                     -------
Shareholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
No shares issued or outstanding                                            -
Common Stock, $0.001 par value, 45,000,000 shares authorized,
7,950,000 shares issued and outstanding                                7,950
Paid in Capital                                                      117,125
Deficit accumulated during the development stage                    (641,979)
                                                                    ---------
Total Shareholders' Deficit                                         (516,904)
                                                                    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $ 46,794
                                                                    =========

     The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
         From Inception (October 6, 1998) Through December 31, 2000, and
                 For The Years Ended December 31, 2000 and 1999


                                                 From inception
                                               (October 6, 1998)
                                                        through      Year Ended         Year Ended
                                                   December 31,    December 31,       December 31,
                                                           2000            2000               1999
                                            -------------------------------------------------------

Revenue                                                     $ -             $ -                $ -

Expenses
Research and development                                371,211         234,285            136,926
General and administrative                              212,881         115,956             96,800
                                            -------------------------------------------------------
   Total operating expenses                             584,092         350,241            233,726
                                            -------------------------------------------------------

Operating loss                                         (584,092)       (350,241)          (233,726)

Interest expense                                         57,887          45,525             12,362
                                            -------------------------------------------------------

Net loss                                             $ (641,979)     $ (395,766)        $ (246,088)
                                            -------------------------------------------------------

Weighted average shares outstanding                   7,285,496       7,950,000          6,898,493
                                            -------------------------------------------------------

Loss per share                                          $ (0.09)        $ (0.05)           $ (0.04)
                                            -------------------------------------------------------


     The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
         From Inception (October 6, 1998) Through December 31, 2000, and
                 For The Years Ended December 31, 2000 and 1999


                                                                     From inception
                                                                   (October 6, 1998)
                                                                            through      Year Ended         Year Ended
                                                                       December 31,    December 31,       December 31,
                                                                               2000            2000               1999
                                                                 ------------------------------------------------------

Operating Activities
Net Loss                                                                 $ (641,979)     $ (395,766)        $ (246,088)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                                        371,743         234,817            136,926
Services Contributed by Employees                                            40,125          17,600             22,400
Compensation Cost for Non-Employee Options                                   77,000          77,000                  -
Change in Working Capital Accounts:
Prepaid Expenses                                                                  -           1,250             (1,250)
Accounts Payable                                                              8,156           8,100                 56
Interest Payable                                                             57,887          45,525             12,362
Rent and Other Expenses Payable to Related Parties                            7,355           3,824              3,531
                                                                 ------------------------------------------------------
Net cash used in operating activities                                       (79,713)         (7,650)           (72,063)
                                                                 ------------------------------------------------------


Financing Activities
Sale of Common Stock for Cash                                                 6,460               -              6,460
Loans from Related Parties                                                  368,133         111,500            256,633
Payment of Loans from Related Parties                                        (8,333)              -             (8,333)
                                                                 ------------------------------------------------------
Net cash provided by financing activities                                   366,260         111,500            254,760
                                                                 ------------------------------------------------------

Investing Activities
Purchase of Licensed Technology                                              (7,000)              -             (7,000)
Payments for Sponsored Research                                            (279,500)       (104,500)          (175,000)
                                                                 ------------------------------------------------------
Net cash used in investing opportunities                                   (286,500)       (104,500)          (182,000)
                                                                 ------------------------------------------------------

Change in Cash                                                                   47            (650)               697
                                                                 ------------------------------------------------------

Cash at Beginning of Period                                                       -             697                  -
                                                                 ------------------------------------------------------

Cash at End of Period                                                          $ 47            $ 47              $ 697
                                                                 ------------------------------------------------------

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest and Taxes                                                $ -             $ -                $ -
                                                                 ------------------------------------------------------


     The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                       Statements of Shareholders' Equity
           From Inception (October 6, 1998) through December 31, 2000
                                     Deficit
                                   Accumulated

                                                                                      Common               During the
                                                 Preferred      Common       Par       Stock     Paid In  Development
                                                     Stock       Stock     Value  Subscribed     Capital        Stage       Total
                                                 ---------------------------------------------------------------------------------

Balance at Inception (October 6, 1998)                 $ -         $ -       $ -         $ -         $ -          $ -         $ -
Common Stock Issued to Founders                          -   6,100,000     6,100      (6,100)          -            -           -
Contributed Capital by Founders                          -           -         -           -         125            -         125
Net loss for 1998                                                                                                (125)       (125)
                                                 ---------------------------------------------------------------------------------

Balance at December 31, 1998                             -   6,100,000     6,100      (6,100)        125         (125)          -
Common Stock Subscriptions Paid by Founders              -           -         -       6,100           -            -       6,100
Common Stock Issued for Cash to Third-Party              -     360,000       360           -           -            -         360
Common Stock Issued for E.Coli Merger                    -     540,000       540           -           -            -         540
Common Stock Issued for Safe Water Merger                -     950,000       950           -           -            -         950
Contribution of Services by Employees                    -           -         -           -      22,400            -      22,400
Net loss for 1999                                        -           -         -           -           -     (246,088)   (246,088)
                                                 ---------------------------------------------------------------------------------

Balance at December 31, 1999                             -   7,950,000     7,950           -      22,525     (246,213)   (215,738)
Contribution of Services by Employees                    -           -         -           -      17,600            -      17,600
Compensation Cost for Non-Employee Options               -           -         -           -      77,000            -      77,000
Net loss for 2000                                        -           -         -           -           -     (395,766)   (395,766)
                                                 ---------------------------------------------------------------------------------

Balance at December 31, 2000                           $ -   7,950,000   $ 7,950         $ -   $ 117,125   $ (641,979)  $(516,904)
                                                 ---------------------------------------------------------------------------------



     The accompanying notes are an integral part of the financial statements

                                  Centrex, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2000



Note 1--Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations
Centrex, Inc. ("Centrex" or "the Company") is a development stage company that owns the exclusive worldwide license to develop, manufacture, and market a system for detecting microbial contamination in food and water (the "E.coli detection system") and the exclusive worldwide license to market an on-line technique for detecting, classifying and counting microorganisms, such as cryptosporidium and giardia, in water (the "Cryptosporidium detection system"). The Company is funding development of the E.coli detection system at Los Alamos National Laboratories under the terms of an agreement with the University of California. Development of a viable commercial design and manufacturing process for the Cryptosporidium detection system still needs to be accomplished.

Development Stage Operations
The Company was incorporated on October 6, 1998, under the laws of the state of Oklahoma. Since inception, the Company's primary focus has been raising capital and developing the E.coli detection system.

Income Taxes
The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

Compensation of Officers and Employees
The Company's officers and other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the year ended December 31, 2000, and for the period from inception (October 6, 1998) to December 31, 2000, the Company recorded $17,600 and $40,125, respectively, as compensation expense.

Stock-based Compensation
The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development ("R&D") Costs
The Company is amortizing the $410,000 Sponsored Research Agreement with the University of California over a period of 21 months, which is the life of the service agreement. Any other costs related to developing the E. coli detection system are expensed as incurred.

New Accounting Standards
The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

Note 2--E.coli Measurement Systems, Inc. Merger

On June 7, 1999, the Company completed an Agreement and Plan of Merger with E.coli Measurement Systems, Inc., a Florida corporation ("EMSI"), whereby the Company issued 540,000 shares of its Common Stock for all the issued and outstanding Common Stock of EMSI to UTEK Corporation ("UTEK"), the sole shareholder of EMSI. EMSI ceased to exist by reason of the merger, and the assets and liabilities of EMSI became assets and liabilities of Centrex. The assets of EMSI were an exclusive license agreement and a sponsored research agreement, each with the University of California ("the University"), to develop and market a system to detect microbial contamination in food and water. The University of California conducts research and development at Los Alamos National Laboratory ("LANL") for the U.S. Department of Energy. The liabilities of EMSI were to pay the University of California $7,000 for the exclusive license and $410,000 over a 21 month period to develop the detection system. Centrex paid the license fee in full on June 1, 1999. As of December 31, 2000, the Company has paid $279,500 under the terms of the Sponsored Research Agreement.

The EMSI merger was accounted for as a purchase. The purchase price of $540 was based on the number of shares issued at par value of $0.001 per share. Par value per share was used to value the purchase because all previous share issuances, consisting solely of issuances to founders, were based on par value, and there was no public market for the Company's stock. EMSI had only recently been formed for the purpose of entering into the License and Sponsored Research Agreements. The values assigned to the License and Sponsored Research Agreements of $7,000 and $410,000, respectively, were based on EMSI's cost. Since EMSI had no operations prior to entering into the License and Sponsored Research Agreements with the University of California and since EMSI ceased to exist by reason of the Merger, no pro forma financial information is presented.

The $540 value of the Common Stock issued in the EMSI Merger is included on the Company's balance sheet as Licensed Technology and is being amortized over 17 years, which is coincident with the life of the exclusive license.

Note 3--Safe Water Technologies, Inc. Merger

Effective September 17, 1999, the Company completed an Agreement and Plan of Merger with Safe Water Technologies, Inc., a Florida corporation ("SWT"), whereby the Company agreed to issue 950,000 shares of its Common Stock for all the issued and outstanding Common Stock of SWT. The majority shareholders of SWT, UTEK Corporation and the University of South Florida Research Foundation, received 684,000 and 190,000 shares of Centrex Common Stock, respectively. The remaining 76,000 shares of Centrex Common Stock was issued to a non-affiliated individual shareholders of SWT. As of December 31, 2000, UTEK Corporation owned 1,584,000 shares, or 19%, of the Common Stock of Centrex.

The SWT merger was accounted for as a purchase. The purchase price of $950 was based on the number of shares issued at par value of $0.001 per share. Par value per share was used to value the purchase because all previous share issuances were based on par value, and there was no public market for the Company's stock. SWT had only recently been formed for the purpose of entering into the License Agreement. The value assigned to the License Agreement of $950 was based on SWT's cost. Since SWT had no operations prior to entering into the License Agreement with the University of South Florida, no pro forma financial information is presented.

The $950 value of the Common Stock issued in the SWT Merger is included on the Company's balance sheet as Licensed Technology and is being amortized over 17 years, which is coincident with the life of the exclusive license.

Note 4--Licensed Technologies

On June 1, 1999, the Company paid $7,000 to the University of California for the exclusive worldwide license to develop and market the E.coli detection system. The exclusive license is being amortized over 17 years using the straight-line method. At December 31, 2000, accumulated amortization related to the exclusive license was $240.

The cost of the exclusive worldwide license to market the Cryptosporidium detection system is being amortized over 17 years using the straight-line method.

Note 5--Sponsored Research Agreement

As of December 31, 2000, the Company had paid $279,500 of its $410,000 obligation to LANL under the terms of a Sponsored Research Agreement with the University. The Sponsored Research Agreement specifies that scientists at LANL will develop a prototype detection system during the 21-month contract period. The Sponsored Research Agreement is amortized over 21 months using the straight-line method, with amortization cost recorded as research and development expense. At December 31, 2000, accumulated amortization related to the Sponsored Research Agreement was $370,952.

Note 6--Payable to University of California

On June 1, 1999, the Company agreed to pay for the $410,000 Sponsored Research Agreement with the University of California over a period of 21 months. As of December 31, 2000, the Company owed the University $130,500. The Company is not in compliance with the Sponsored Research Agreement because its payments to the University are not current. The Company has had verbal discussions with the University about the payments, but no written agreement to extend the payment terms has been signed. According to the terms of the License, the University of California has the right to terminate the license for non-payment of the Sponsored Research agreement, however, the Company has not received such notice.

Note 7- Related Party Transactions

Since inception, the Company's activities have been funded mainly by loans from its shareholders. At December 31, 2000, the following amounts were payable:

         Rent and Other Expenses Payable to Related Parties    $     7,355
         Notes Payable to Shareholders                             359,800
         Accrued Interest- Notes Payable to Shareholders            57,887

Rent and Other Expenses Payable to Related Parties
Centrex's executive office is leased from the Oklahoma National Bank, a non-affiliated company, under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies owned in part by Centrex's sole officer and director and its employees. Centrex's share of the $4,000 per month lease payment is approximately $300 per month. At December 31, 2000, Centrex's accrued rental obligation was $6,893. At December 31, 2000, Centrex owed $462 to a shareholder for travel and legal expenses.

Notes Payable to Shareholders
During 2000 and 1999, the Company borrowed a total of $111,500 and $256,633, respectively, from its shareholders. Each note is an unsecured obligation of the Company. The following table provides details about the notes payable to shareholders at December 31, 2000:



                                                                                                   Principal      Accrued
                                                                                       Default       Balance     Interest
                                          Date of   Principal  Interest               Interest       Payable      Payable
Payee                                        Note      Amount      Rate    Due Date       Rate   at 12/31/00  at 12/31/00
----------------------------              -------   ---------  --------    --------   --------   -----------  -----------

Investor  Relations   Corporation (a)    04/12/99      $7,000      12%     04/12/00       16%        *$7,000       $1,412
Quasar Trust (b)                         06/01/99     $20,834      12%     12/31/99       16%       *$20,834       $4,801
Rhonda Vincent (c)                       06/01/99     $20,834      12%     12/31/99       16%       *$20,834       $4,801
Vicki Pippin (c)                         06/01/99     $20,833      12%     12/31/99       16%       *$20,833       $4,801
Thomas Coughlin (c)                      06/01/99     $20,833      12%     12/31/99       16%       *$20,833       $4,801
Morgan-Phillips, Inc.(d)                 06/01/99     $20,833      12%     12/31/99       16%       *$20,833       $4,801
Mabie Childrens' Trust (e)               06/01/99     $20,833      12%     12/31/99       16%       *$20,833       $4,801
Gifford Mabie (f)                        08/24/99     $52,500      12%     08/24/00       16%       *$52,500       $9,286
Mabie Childrens' Trust                   09/30/99      $8,334      12%     12/31/99       16%            $--         $230
Investor Relations Corp.                 11/12/99     $19,550      12%     11/12/00       16%       *$19,550       $2,772
Morgan-Phillips, Inc.                    12/07/99     $35,069      12%     12/07/00       16%       *$35,069       $4,588
Morgan-Phillips, Inc.                    12/23/99      $9,181      12%     12/23/00       16%        *$9,181       $1,136
Investor Relations Corporation           02/23/00     $17,000      12%     02/23/01       16%        $17,000       $1,743
Rhonda Vincent                           02/23/00     $36,450      12%     02/23/01       16%        $36,450       $3,738
Quasar Trust                             02/23/00      $1,050      12%     02/23/01       16%         $1,050         $107
Rhonda Vincent                           03/15/00      $5,000      12%     02/23/01       16%         $5,000         $478
Vicki Pippin                             05/01/00     $17,500      12%     05/01/01       16%        $17,500       $1,403
Vicki Pippin                             05/08/00     $17,500      12%     05/08/01       16%        $17,500       $1,363
Gifford Mabie                            08/07/00     $17,000      12%     08/07/01       16%        $17,000         $816
                                                    ----------                                    ----------- ------------
                                                     $368,134                                       $359,800      $57,878
                                                    ----------                                    ----------- ------------

* These notes are in default because payment was not made by the due date. The total principal balance in default at December 31, 2000, was $248,300. This balance now accrues interest at 16% annually. There has been no demand for payment for any of the notes in default and no repayment schedule has been established.

(a) Investor Relations Corporation is an Oklahoma corporation owned by Rhonda Vincent, a shareholder and employee of Centrex.

(b) Quasar Trust is an irrevocable trust established for the benefit of the children of Frederick K. Slicker, a shareholder and former employee of Centrex. The trustee of the Quasar Trust is James Sage.

(c)  Employee of Centrex as of December 31, 2000.

(d) Morgan-Phillips, Inc. is a privately-held Oklahoma corporation. The president of Morgan-Phillips, Inc. is Bonnie Porterfield. There is no common ownership or common directors, officers or employees between Centrex and Morgan-Phillips, Inc.

(e) Mabie Childrens' Trust is an irrevocable trust established for the benefit of the children of Gifford and Sheryl Mabie. The trustee of the Mabie Childrens' Trust is A. Martin Keating.

(f)  Mr. Mabie is the sole officer and director of Centrex.


Note 8--Commitments and Contingencies

Future Royalty Obligations Under Exclusive License Agreements

         E.coli detection system
         The Company agreed to pay the University of California a royalty equal to three and one half percent (3.5%) of net sales of products using the E.coli detection system, and any additions, extensions and improvements thereto; an annual license fee of $2,500 payable in advance on January 2 for each year the license agreement is in effect; and 50% of other payments, including sublicense issue and annual fees received from sublicensee(s) in consideration for the licensed invention. The royalty obligation will expire after the expiration of the last to expire patent that covers the licensed intellectual property. If a U.S. patent is not issued, the Company intends to

                                      F-9
         renegotiate with the University of California for a licensing term of at least 17 years, the normal life of U.S. patent.

         Cryptosporidium detection system
         The Company agreed to pay the University of South Florida Research Foundation a royalty equal to two percent (2%) of revenue resulting from sales of products using the Cryptosporidium detection system. The royalty obligation will expire after the expiration of the last to expire patent that covers the licensed intellectual property.

Status of U.S. and Foreign Patent Protection

         E.coli detection system-Patent Pending
         The E.coli detection system method is patent-pending. The E.coli detection method is owned by the University of California, and on December 18, 1998, they filed a provisional patent application. No patent has yet been issued and there is no assurance that one will be issued. The U.S. patent application covering the E.coli detection method does not extend to foreign countries. The Company does not presently have any foreign patent protection, and to the best of the Company's knowledge, no foreign patent applications have been submitted.

         E.coli detection system- Proprietary Formula
         The quantities of the biochemical reagents used in the E.coli detection system are based on proprietary formulas. To date, the Company has not taken any steps to protect the proprietary formulas. Doing so may force the Company to disclose the formulas publicly. There is no assurance that protection of the formulas will be sought or that any protection will be available.

         Cryptosporidium detection system- Patent
         The  University  of  South  Florida  owns  the  U.S.   patent  for  the
         Cryptosporidium detection method. The patent was published April 1, 1997. The U.S. patent application covering the Cryptosporidium detection method does not extend to foreign countries. The Company does not presently have any foreign patent protection and to the best of the Company's knowledge, no foreign patent applications have been submitted.

         Cryptosporidium detection system- Proprietary Computer Algorithm
         The Cryptosporidium detection system uses a proprietary computer algorithm to analyze and quantify the amount of cryptosporidium in a water sample. To date, the Company has not taken any steps to protect the computer algorithm. There is no assurance that protection of the computer algorithm will be sought or that any protection will be available.


Rent Expense
The Company's executive office is leased from a third party under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies controlled by the officers and directors of the Company. During 2000 and 1999, the Company recorded $3,568 and $2,676 respectively, for rent expense. The minimum annual lease payments pursuant to the lease agreement and the Company's estimated share are scheduled as follows:

       For the Periods Ended     Minimum Annual Lease   Company's Estimated
                 December 31                 Payments                 Share
 ---------------------------- ------------------------ ---------------------
            2001                               45,587                 9,090
            2002                               11,462                 2,280

                                      F-10

Note 9--Common Stock and Paid in Capital

Common Stock Transactions

On October 6, 1998, the Company issued 6,100,000 shares of its Common Stock at par value, $0.001 per share, to nine purchasers for $6,100 in subscriptions. During 1999, the subscriptions were paid in full in cash. The nine purchasers were Frederick Slicker, Morgan-Phillips, Inc., Gifford Mabie, Rhonda Vincent, Vicki Pippin, Thomas Coughlin, Kara Greuel, Robert Ross and Carl Vincent.

On June 7, 1999, the Company issued 540,000 shares of Common Stock at par value, $0.001 per share, to UTEK, the sole shareholder of EMSI, in exchange for 100% of the outstanding Common Stock of EMSI. As a result of the transaction, Centrex acquired the exclusive worldwide rights to the E.coli detection technology (See
Note 2 "E.coli Measurement Systems, Inc. Merger" for details).

On June 18, 1999, the Company sold 315,000 shares and 45,000 shares of its Common Stock at par value, $0.001 per share, to UTEK Corporation and to Dr. Clifford Gross, then president of UTEK, for $360 in cash.

On September 17, 1999, the Company issued 950,000 shares of its Common Stock at par value, $0.001 per share, to the three shareholders of SWT in exchange for 100% of the outstanding Common Stock of SWT. As a result of the transaction, the Company acquired the exclusive worldwide rights to the cryptosporidium detection technology (See Note 3. "Safewater Technologies, Inc. Merger" for more details.) The three shareholders of SWT were UTEK, University of South Florida and Flo Hassell, an individual. They received 684,000 shares, 190,000 shares and 76,000 shares of the Company's Common Stock, respectively.

On November 1, 1999, the Board granted options to purchase up to 1,000,000 shares of Centrex Common Stock at an exercise price of $0.50 per share to James Puryear, then president of the Company. The options were for ten years, subject to Mr. Puryear's continued employment with the Company. The exercise price was determined by the Board. No compensation cost was recorded because Mr. Puryear was an employee. Effective November 1, 2000, Mr. Puryear resigned, and his 500,000 vested options were forfeited. As consideration for the termination of his employment agreement, the Board granted him an option to purchase up to 350,000 shares of Common Stock at an exercise price of $0.50 per share for a period of ten years. The Company recorded compensation cost of $77,000 in connection with the option grant. See Note 10. "Stock Options."

Description of Capital Stock

Centrex is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 7,950,000 shares were outstanding as of December 31, 2000. Centrex is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

Voting Rights. Holders of shares of Common Stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Shares of Common Stock do not have cumulative voting rights, which means that the holders of a majority of the shareholder votes eligible to vote and voting for the election of the Board of Directors can elect all members of the Board of Directors. Holders of a majority of the issued and outstanding shares of Common Stock may take action by written consent without a meeting.

Dividend Rights. Holders of record of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors. To date, Centrex has not paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefor. Centrex intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, Centrex's financial condition and such other factors as the Board of Directors may consider.

Liquidation Rights. Upon any liquidation, dissolution or winding up of Centrex, holders of shares of Common Stock are entitled to receive pro rata all of the assets of Centrex available for distribution to shareholders after liabilities are paid and distributions are made to the holders of Centrex's Preferred Stock.

Preemptive Rights. Holders of Common Stock do not have any preemptive rights to subscribe for or to purchase any stock, obligations or other securities of Centrex.

Note 10--Stock Options

On November 1, 1998, the Board of Directors and shareholders approved the adoption of the Centrex Inc. 1998 Incentive Stock Option Plan (the "Plan"), pursuant to which 3,000,000 shares of Common Stock were reserved. Stock options granted under the Plan expire ten years from the date of grant. As of December 31, 2000, no options were outstanding.

Options Granted to Employees
On November 1, 1999, the Board of Directors granted to Mr. Jim Puryear, then President and Chief Executive Officer of Centrex, options to purchase up to 1,000,000 shares of Centrex Common Stock at an exercise price of $0.50 per share. The exercise price was equal to the fair value of the Company's Common Stock, as determined by the Board, on the date of grant. The options were non-assignable, and their expiration date was October 30, 2009. The options became vested if the performance criteria was met and were exercisable as long as he was employed by the Company. Because Mr. Puryear was an employee of Centrex at the time the options were granted, no compensation cost was recorded. Effective November 1, 2000, Mr. Puryear resigned and his employee options were forfeited.

Options Granted to Non-Employees
As consideration for the termination of his employment agreement, the Board granted Mr. Puryear options to purchase up to 350,000 shares of Common Stock at an exercise price of $0.50 per share. The options expire September 30, 2010. The exercise price was equal to the fair value of the Company's Common Stock, as determined by the Board, on the date of grant. The Company recorded $77,000 as compensation cost related to the option grant. Compensation costs were based on an estimated fair value of $0.22 per share. The estimated fair value was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price of $0.50 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 0.0.

                                                    December 31, 2000
                                           -------------------------------------
                                                               Weighted Average
                                                     Shares    Exercise Price
                                           ----------------- -------------------
 Employees
 Outstanding, beginning of period                1,000,000                $0.50
 Granted                                               ---                  ---
 Exercised                                             ---                  ---
 Forfeited                                       1,000,000                $0.50
                                           ----------------- -------------------
 Outstanding, December 31, 2000                        ---                 ---
                                           ----------------- -------------------
 Exercisable, December 31, 2000                        ---                 ---
                                           ----------------- -------------------
 Weighted  average  fair value of options
   granted  duringthe period                           ---
                                           -----------------

                                      F-12

                                                    December 31, 2000
                                           -------------------------------------
                                                               Weighted Average
                                                     Shares    Exercise Price
                                           ----------------- -------------------

 Non-Employees
 Outstanding, beginning of period                      ---               ---
 Granted                                           350,000             $0.50
 Exercised                                             ---               ---
 Forfeited                                             ---               ---
                                           ----------------- -----------------
 Outstanding, December 31, 2000                    350,000             $0.50
                                           ----------------- -----------------
 Exercisable, December 31, 2000                    350,000             $0.50
                                           ----------------- -----------------
 Weighted  average  fair value of options
 granted  during period                              $0.22
                                           -----------------

The following table summarizes information about stock options outstanding at December 31, 2000:


                                           Options Outstanding                  Options Exercisable
                                ------------------------------------------ ------------------------------

                                                    Weighted
                                                     Average     Weighted
                                       Number      Remaining      Average         Number        Weighted
         Range of exercise        Outstanding    Contractual     Exercise    Exercisable         Average
         prices                   at 12/31/00           Life        Price    at 12/31/00  Exercise Price
         ---------------------- -------------- -------------- ------------ -------------- ---------------

         Non-Employees               350,000            9.75       $0.50        350,000           $0.50



 Note 11--Non-Cash Financing and Investing Activities

During 1999, the Company made arrangements with the University of California to pay on an installment basis the $410,000 required by the Sponsored Research Agreement.

During 1999, the Company issued 540,000 shares of Common Stock at $0.001 per share in connection with the EMSI Merger (see Note 2) and issued 950,000 shares of Common Stock at $0.001 per share in connection with the SWT Merger (see Note
3).

Note 12--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the year ended December 31, 2000, the Company had no temporary differences. The components of the Company's deferred income tax asset are as follows:



                                       December 31, 2000     December 31, 1999
                                    --------------------- ---------------------

 Net operating loss carryforward               $184,052              $166,687
 Valuation allowance for deferred
 tax asset                                    $(184,052)            $(166,687)
                                    --------------------- ---------------------

 Net deferred tax asset                            $---                  $---
                                    --------------------- ---------------------


From inception to December 31, 2000, the Company had a net operating tax loss carryforward of approximately $541,000, which will begin expiring in 2013. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109. During 2000, the valuation allowance increased $17,365 to offset the increase in the net operating loss carryforward.

                                      F-13

Note 13--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $395,766 for the year ended December 31, 2000. Management intends to provide the necessary development and operating capital through sales of its Common Stock and its products, if successfully developed. Though no formal approval by the EPA is required before the Company's products, if successfully developed, can be sold in the U.S., the Company hopes to enhance the marketability of its products by obtaining an endorsement, as a viable E.coli detection method, by the EPA. To obtain such endorsement the Company will have to prove efficacy to the Agency's satisfaction in one or more demonstration projects. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to complete the development of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




                                      F-14

                                       30



                                    PART III

Index to and Description of Exhibits

        Exhibit
        Number        Description of Exhibit
        ------------- ----------------------------------------------------------

          2.1 *       Certificate of Incorporation dated October 6, 1998
          2.2 *       Bylaws of the Registrant Adopted October 6, 1998
          3.1 *       Form of Common Stock Certificate
          6.1 *       License Agreement between E.Coli Measurement Systems, Inc.
                      and the University of California dated February 18, 1999,
                      as modified
          6.2 *       License  Agreement  between  Safe Water Technologies, Inc.
                      and the University of South Florida Research Foundation,
                      Inc. dated September 22, 1999
          6.3 *       Funds-In Agreement between E.Coli Measurement Systems, Inc and Los Alamos National Laboratory Dated February 17, 1999
          6.4 *       Investor  Relations  Services  Agreement and Option
                      Agreement between  Registrant and Morgan-Phillips, Inc.
                      dated February 20, 2000
          6.5 *       Form of Indemnification Agreement
          6.6 *       Centrex, Inc. 1998 Stock Option Plan dated November 1,1998
          6.7 *       Employment Agreement between Registrant and James W.
                      Puryear dated November 1, 1999
          6.8 *       Novation Agreement dated April 27, 1999
          8.1 *       Agreement and Plan of Merger between Registrant and
                      E.Coli Measurement Systems, Inc. dated March 15, 1999
          8.2 *       Certificate of Merger dated June 7, 1999
          8.3 *       Agreement and Plan of Merger between Registrant and
                      Safe Water Technologies, Inc. dated September 17, 1999
          8.4 *       Certificate of Merger dated September 24, 1999

*Filed with Amended Form 10-SB, filed March 23, 2001

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Centrex, Inc.


                                                /s/ Gifford M. Mabie
                                                Sole Officer and Director

May 3, 2001