Form 10QSB
period 2001-03-31
CENTREX INC
filed 2001-05-15
CIK 1080973

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001



                        Commission File Number: 000-32021


                                  Centrex, Inc.
                                  -------------
                 (Name of Small Business Issuer in its charter)

            Oklahoma                                           73-1554121
            --------                                           ----------
(State or other jurisdiction of                          (IRS Employer I.D. No.)
 incorporation or organization)

                        8908 South Yale Avenue, Suite 409
                           Tulsa, Oklahoma 74137-3545
                           --------------------------
              (Address of principal executive offices and Zip Code)

                                 (918) 481-0167
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X     No
                                           --------    --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 7,950,000 shares of Common Stock, $0.001 par value, outstanding as of May 15, 2001.

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                          Index to Financial Statements


Balance Sheet at March 31, 2001 (Unaudited)...........................       3

Statement of Operations for the period from inception
(October 6, 1998) to March 31, 2001 and for the
three months ended March 31, 2001 and 2000 (Unaudited)................       4

Statement of Cash Flows for the period from inception
(October 6, 1998) to March 31, 2001 and for the
three months ended March 31, 2001 and 2000 (Unaudited)................       5

Notes to Financial Statements (Unaudited).............................       6

                                  Centrex, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                           March 31, 2001 (Unaudited)

            ASSETS

                                                                 March 31,
                                                                     2001
                                                                ---------
Current Assets
Cash                                                                $ 542
                                                                ---------
Total Current Assets                                                  542
                                                                ---------
Other Assets
Other Assets                                                        1,329
Licensed Technology, Net                                            6,245
Sponsored Research, Net                                                 -
                                                                ---------
Total Other Assets                                                  7,574
                                                                ---------
TOTAL ASSETS                                                      $ 8,116
                                                                =========
                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                                 $ 11,430
Rent and Other Expenses Payable to Related Parties                  9,604
Payable to University of California                               130,500
Notes Payable to Shareholders                                     362,200
Accrued Interest on Notes Payable to Shareholders                  71,251
                                                                ---------
Total Current Liabilities                                         584,985
                                                                ---------
Shareholders' Deficit
Preferred Stock, $0.001 par value,
5,000,000 shares authorized,
No shares issued or outstanding                                         -
Common Stock, $0.001 par value,
45,000,000 shares authorized,
7,950,000 shares issued and outstanding                             7,950
Paid in Capital                                                   135,125
Deficit accumulated during the development stage                 (719,944)
                                                                ---------
Total Shareholders' Deficit                                      (576,869)
                                                                ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $ 8,116
                                                                =========

The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
          From Inception (October 6, 1998) Through March 31, 2001, and
         For The Three Months Ended March 31, 2001 and 2000 (Unaudited)


                                                 From inception
                                               (October 6, 1998)   Three Months       Three Months
                                                        through           Ended              Ended
                                                      March 31,       March 31,          March 31,
                                                           2001            2001               2000
                                            -------------------------------------------------------

Revenue                                                     $ -             $ -                $ -

Expenses
Research and development                                410,259          39,048             58,571
General and administrative                              238,402          25,521             24,214
                                            -------------------------------------------------------
   Total operating expenses                             648,661          64,569             82,785
                                            -------------------------------------------------------

Operating loss                                         (648,661)        (64,569)           (82,785)

Interest expense                                         71,284          13,397             10,204
                                            -------------------------------------------------------

Net loss                                             $ (719,944)      $ (77,965)         $ (92,989)
                                            -------------------------------------------------------

Weighted average shares outstanding                   7,351,433       7,950,000          7,950,000
                                            -------------------------------------------------------

Loss per share                                          $ (0.10)        $ (0.01)           $ (0.01)
                                            -------------------------------------------------------



The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
          From Inception (October 6, 1998) Through March 31, 2001, and
         For The Three Months Ended March 31, 2001 and 2000 (Unaudited)



                                                                     From inception
                                                                   (October 6, 1998)   Three Months    Three Months
                                                                            through           Ended           Ended
                                                                          March 31,       March 31,       March 31,
                                                                               2001            2001            2000
                                                                 ---------------------------------------------------

Operating Activities
Net Loss                                                                 $ (719,944)      $ (77,965)      $ (92,989)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                                        410,916          39,173          58,696
Services Contributed by Employees                                            58,125          18,000          16,428
Compensation Cost for Non-Employee Options                                   77,000               -               -
Change in Working Capital Accounts:
Accounts Payable                                                             11,430           3,274              68
Interest Payable                                                             71,251          13,364          10,204
Rent and Other Expenses Payable to Related Parties                            9,604           2,249           2,656
                                                                 ---------------------------------------------------
Net cash used in operating activities                                       (81,618)         (1,905)         (4,937)
                                                                 ---------------------------------------------------


Financing Activities
Sale of Common Stock for Cash                                                 6,460               -               -
Loans from Related Parties                                                  370,533           2,400          59,500
Payment of Loans from Related Parties                                        (8,333)              -               -
                                                                 ---------------------------------------------------
Net cash provided by financing activities                                   368,660           2,400          59,500
                                                                 ---------------------------------------------------

Investing Activities
Purchase of Licensed Technology                                              (7,000)              -               -
Payments for Sponsored Research                                            (279,500)              -         (52,500)
                                                                 ---------------------------------------------------
Net cash used in investing opportunities                                   (286,500)              -         (52,500)
                                                                 ---------------------------------------------------

Change in Cash                                                                  542             495           2,063
                                                                 ---------------------------------------------------

Cash at Beginning of Period                                                       -              47          697.00
                                                                 ---------------------------------------------------

Cash at End of Period                                                         $ 542           $ 542         $ 2,760
                                                                 ---------------------------------------------------

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest and Taxes                                                $ -             $ -             $ -
                                                                 ---------------------------------------------------




The accompanying notes are an integral part of the financial statements

                                  Centrex, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
           From Inception (October 6, 1998) Through March 31, 2001 and
         For the Three Months Ended March 31, 2001 and 2000 (Unaudited)



Note 1--Organization and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

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

Compensation of Officers and Employees
The Company's officers and other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2001 and 2000, and for the period from inception (October 6, 1998) to March 31, 2001, the Company recorded $18,000, 16,428 and $58,125, respectively, as compensation expense.

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

Research and Development ("R&D") Costs
The Company amortized the $410,000 Sponsored Research Agreement with the University of California over a period of 21 months, which was the life of the service agreement. Any other costs related to developing the E. coli detection system are expensed as incurred.

New Accounting Standards
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of 2001. Through March 31, 2001, the Company did not engage in hedging activities or transactions involving derivatives.

Note 2--E.coli Measurement Systems, Inc. Merger

On June 7, 1999, the Company completed an Agreement and Plan of Merger with E.coli Measurement Systems, Inc., a Florida corporation ("EMSI"), whereby the Company issued 540,000 shares of its common stock for all the issued and outstanding common stock of EMSI to UTEK Corporation ("UTEK"), the sole shareholder of EMSI. EMSI ceased to exist by reason of the merger, and the assets and liabilities of EMSI became assets and liabilities of Centrex. The assets of EMSI were an exclusive license agreement and a sponsored research agreement, each with the University of California ("the University"), to develop and market a system to detect microbial contamination in food and water. The University of California conducts research and development at Los Alamos National Laboratory ("LANL") for the U.S. Department of Energy. The liabilities of EMSI were to pay the University of California $7,000 for the exclusive license and $410,000 over a 21 month period to develop the detection system. Centrex paid the license fee in full on June 1, 1999. As of March 31, 2001, the Company has paid $279,500 of the $410,000 Sponsored Research obligation.

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

Note 3--Safe Water Technologies, Inc. Merger

Effective September 27, 1999, the Company completed an Agreement and Plan of Merger with Safe Water Technologies, Inc., a Florida corporation ("SWT"), whereby the Company agreed to issue 950,000 shares of its common stock for all the issued and outstanding common stock of SWT. The majority shareholders of SWT, UTEK Corporation and the University of South Florida Research Foundation, received 684,000 and 190,000 shares of Centrex common stock, respectively. The remaining 76,000 shares of Centrex common stock was issued to a non-affiliated individual shareholders of SWT. As of March 31, 2001, UTEK Corporation owned 1,584,000 shares, or 19%, of the common stock of Centrex.

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

Note 4--Licensed Technologies

On June 1, 1999, the Company paid $7,000 to the University of California for the exclusive worldwide license to develop and market the E.coli detection system. Included in the cost of the exclusive license is the $540 of common stock issued in the EMSI merger. The $7,540 cost of the exclusive license is being amortized over 17 years using the straight-line method. At March 31, 2001, accumulated amortization was $813.

The $950 cost of the exclusive worldwide license to market the Cryptosporidium detection system is being amortized over 17 years using the straight-line method. At March 31, 2001, accumulated amortization was $102.

Note 5--Sponsored Research Agreement

As of March 31, 2001, the Company had paid $279,500 of its $410,000 obligation to LANL under the terms of a Sponsored Research Agreement with the University. The Sponsored Research Agreement specifies that scientists at LANL will develop a prototype detection system during the 21-month contract period. The Sponsored Research Agreement was amortized over 21 months using the straight-line method, with amortization cost recorded as research and development expense. At March 31, 2001, the asset was fully amortized.

Note 6--Payable to University of California

On June 1, 1999, the Company agreed to pay for the $410,000 Sponsored Research Agreement with the University of California over a period of 21 months. As of March 31, 2001, the Company owed the University $130,500. The Company is not in compliance with the Sponsored Research Agreement because its payments to the University are not current. The Company has had verbal discussions with the University about the payments, but no written agreement to extend the payment terms has been signed. According to the terms of the License, the University of California has the right to terminate the license for non-payment of the Sponsored Research agreement, however, the Company has not received such notice.

Note 7- Related Party Transactions

Since inception, the Company's activities have been funded mainly by loans from its shareholders. At March 31, 2001, the following amounts were payable:

Rent and Other Expenses Payable to Related Parties   $     9,604
Notes Payable to Shareholders                            362,200
Accrued Interest- Notes Payable to Shareholders           71,251

Rent and Other Expenses Payable to Related Parties
Centrex's executive office is leased from the Oklahoma National Bank, a non-affiliated company, under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies owned in part by Centrex's sole officer and director and its employees. Centrex's share of the $4,000 per month lease payment is approximately $750 per month. At March 31, 2001, Centrex's accrued rental obligation was $9,143. At March 31, 2001, Centrex owed $462 to a shareholder for travel and legal expenses.

Notes Payable to Shareholders
The following table provides details about the notes payable to shareholders at March 31, 2001. Each note is an unsecured obligation of the Company:


                                                                                              Principal           Accrued
                                                                                 Default        Balance          Interest
                                   Date of    Principal   Interest    Due Date  Interest     Payable at           Payable
              Payee                   Note       Amount       Rate                 Rate         3/31/01        at 3/31/01

Investor Relations Corporation    04/12/99       $7,000       12%     04/12/00     16%          $7,000*           $1,688
(a)
Quasar Trust (b)                  06/01/99      $20,834       12%     12/31/99     16%         $20,834*           $5,623
Rhonda Vincent (c)                06/01/99      $20,834       12%     12/31/99     16%         $20,834*           $5,623
Vicki Pippin (c)                  06/01/99      $20,833       12%     12/31/99     16%         $20,833*           $5,623
Thomas Coughlin (c)               06/01/99      $20,833       12%     12/31/99     16%         $20,833*           $5,623
Morgan-Phillips, Inc.(d)          06/01/99      $20,833       12%     12/31/99     16%         $20,833*           $5,623
Mabie Childrens' Trust (e)        06/01/99      $20,833       12%     12/31/99     16%         $20,833*           $5,623
Gifford Mabie (f)                 08/24/99      $52,500       12%     08/24/00     16%         $52,500*          $11,357
Mabie Childrens' Trust            09/30/99       $8,334       12%     12/31/99     16%             ---              $230
Investor Relations Corp.          11/12/99      $19,550       12%     11/12/00     16%         $19,550*           $3,544
Morgan-Phillips, Inc.             12/07/99      $35,069       12%     12/07/00     16%         $35,069*           $5,972
Morgan-Phillips, Inc.             12/23/99       $9,181       12%     12/23/00     16%          $9,181*           $1,499
Investor Relations Corporation    02/23/00      $17,000       12%     02/23/01     16%         $17,000*           $2,314
Rhonda Vincent                    02/23/00      $36,450       12%     02/23/01     16%         $36,450*           $4,961
Quasar Trust                      02/23/00       $1,050       12%     02/23/01     16%          $1,050*             $149
Rhonda Vincent                    03/15/00       $5,000       12%     02/23/01     16%          $5,000*             $635
Vicki Pippin                      05/01/00      $17,500       12%     05/01/01     16%         $17,500            $1,922
Vicki Pippin                      05/08/00      $17,500       12%     05/08/01     16%         $17,500            $1,881
Gifford Mabie                     08/07/00      $17,000       12%     08/07/01     16%         $17,000            $1,319
Investor Relations Corporation    02/08/01       $2,400       12%     02/08/02     16%          $2,400               $42
                                            ------------                                  -------------      ------------
                                               $370,533                                     $362,200             $72,251
                                            ------------                                  -------------      ------------



* These notes are in default because payment was not made by the due date. The total principal balance in default at March 31, 2001, was $307,800. This balance now accrues interest at 16% annually. There has been no demand for payment for any of the notes in default and no repayment schedule has been established.

(a) Investor Relations Corporation is an Oklahoma corporation owned by Rhonda Vincent, a shareholder and employee of Centrex.

(b) Quasar Trust is an irrevocable trust established for the benefit of the children of Frederick K. Slicker, a shareholder and former employee of Centrex. The trustee of the Quasar Trust is James Sage.

(c)  Employee of Centrex as of March 31, 2001.

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


Note 8--Commitments and Contingencies

Future Royalty Obligations Under Exclusive License Agreements

          E.coli detection system

          The Company agreed to pay the University of California a royalty equal to three and one half percent (3.5%) of net sales of products using the E.coli detection system, and any additions, extensions and improvements thereto; an annual license fee of $2,500 payable in advance on January 2 for each year the license agreement is in effect; and 50% of other payments, including sublicense issue and annual fees received from sublicensee(s) in consideration for the licensed invention. The royalty obligation will expire after the expiration of the last to expire patent that covers the licensed intellectual property. If a U.S. patent is not issued, the Company intends to renegotiate with the University of California for a licensing term of at least 17 years, the normal life of U.S. patent.

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

Rent Expense
The Company's executive office is leased from a third party under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies owned in part by the sole officer and director and employees of the Company. For the three months ended March 31, 2001 and 2000, the Company recorded $2,250 and $2,400 respectively, for rent expense. The minimum annual lease payments pursuant to the lease agreement and the Company's estimated share are scheduled as follows:

For the Periods Ended     Minimum Annual Lease   Company's Estimated
          December 31                 Payments                 Share
---------------------- ------------------------ ---------------------
     2001                               45,587                 9,090
     2002                               11,462                 2,280

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

On November 1, 1999, the Board granted options to purchase up to 1,000,000 shares of Centrex common stock at an exercise price of $0.50 per share to James Puryear, then president of the Company. The options were for ten years, subject to Mr. Puryear's continued employment with the Company. The exercise price was determined by the Board. No compensation cost was recorded because Mr. Puryear was an employee. Effective November 1, 2000, Mr. Puryear resigned, and his 500,000 vested options were forfeited. As consideration for the termination of his employment agreement, the Board granted him an options to purchase up to 350,000 shares of common stock at an exercise price of $0.50 per share for a period of ten years. The Company recorded compensation cost of $77,000 in connection with the option grant. See Note 10. "Stock Options."

Description of Capital Stock

Centrex is authorized to issue 45,000,000 Shares of common stock, par value $0.001 per share, of which 7,950,000 shares were outstanding as of March 31, 2001. Centrex is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

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

Note 10--Stock Options

On November 1, 1998, the Board of Directors and shareholders approved the adoption of the Centrex Inc. 1998 Incentive Stock Option Plan (the "Plan"), pursuant to which 3,000,000 shares of common stock were reserved. Stock options granted under the Plan expire ten years from the date of grant. As of March 31, 2001, no options were outstanding.

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


                                                   March 31, 2001
                                        -------------------------------------
                                                            Weighted Average
                                                  Shares      Exercise Price
                                        ----------------- -------------------
Employees
Outstanding, beginning of period              1,000,000                $0.50
Granted                                             ---                  ---
Exercised                                           ---                  ---
Forfeited                                     1,000,000                $0.50
                                        ----------------- -------------------
Outstanding, March 31, 2001                         ---                 ---
                                        ----------------- -------------------
Exercisable, March 31, 2001                         ---                 ---
                                        ----------------- -------------------
Weighted  average  fair value of
options  granted  during
the period                                          ---
                                        -----------------

                                                   March 31, 2001
                                        -------------------------------------
                                                            Weighted Average
                                                              Exercise Price
                                                  Shares
                                        ----------------- -------------------
Non-Employees
Outstanding, beginning of period                    ---                  ---
Granted                                         350,000                $0.50
Exercised                                           ---                  ---
Forfeited                                           ---                  ---
                                        ----------------- -------------------
Outstanding, March 31, 2001                     350,000               $0.50
                                        ----------------- -------------------
Exercisable, March 31, 2001                     350,000               $0.50
                                        ----------------- -------------------
Weighted  average  fair value of
options  granted  during
the period                                        $0.22
                                        -----------------

The following table summarizes information about stock options outstanding at March 31, 2001:


                                   Options Outstanding                  Options Exercisable
                        ------------------------------------------ ------------------------------

                                            Weighted
                                             Average     Weighted                       Weighted
                               Number      Remaining      Average         Number         Average
 Range of exercise        Outstanding    Contractual     Exercise    Exercisable  Exercise Price
 prices                    at 3/31/01           Life        Price     at 3/31/01
 ---------------------- -------------- -------------- ------------ -------------- ---------------

 Non-Employees               350,000            9.51       $0.50        350,000           $0.50


Note 11--Non-Cash Financing and Investing Activities

During 1999, the Company made arrangements with the University of California to pay on an installment basis the $410,000 required by the Sponsored Research Agreement. Through March 31, 2001, the Company paid $279,500 pursuant to the installment agreement.

During 1999, the Company issued 540,000 shares of common stock at $0.001 per share in connection with the EMSI Merger (see Note 2) and issued 950,000 shares of common stock at $0.001 per share in connection with the SWT Merger (see Note
3).

Note 12--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the three months ended March 31, 2001, the Company had no temporary differences. The components of the Company's deferred income tax asset are as follows:

                                                     From inception
                                                  (October 6, 1998)
                                                            through
                                                     March 31, 2001
                                               ---------------------

       Net operating loss carryforward                    $198,911
       Valuation allowance for deferred tax
       asset                                             $(198,911)
                                               ---------------------

       Net deferred tax asset                                 $---
                                               ---------------------

Note 13--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a cumulative net loss of ($719,944) for the period from inception (October 6, 1998) to March 31, 2001, and a net loss of ($77,965) and ($92,989) for the three months ended March 31, 2001 and 2000, respectively. Management intends to provide the necessary development and operating capital through sales of its common stock and its products, if successfully developed. Though no formal approval by the EPA is required before the Company's products, if successfully developed, can be sold in the U.S., the Company hopes to enhance the marketability of its products by obtaining an endorsement, as a viable E.coli detection method, by the EPA. To obtain such endorsement the Company will have to prove efficacy to the Agency's satisfaction in one or more demonstration projects. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to complete the development of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as "expects", "anticipates", "intends", "believes", "estimates", and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward looking statements. We assume no obligation to update any forward-looking statements or reason why actual results might differ.

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

(i)   Cash Requirements

As of the date of this document, we had no cash. During the next twelve months, we must raise approximately $1.0 million in new capital. This capital will be used to complete the prototype development and testing of the E. coli detection system, to begin and complete the prototype development and testing of the cryptosporidium detection system, and to identify which regulatory approvals are required. There is no assurance that any additional capital will be available to us on acceptable terms when needed, if at all.

(ii)   Product Development and Research Plan for the Next Twelve Months

E.coli Detection System
-----------------------
Within two months after making the final development payment of $130,500 to Los Alamos National Laboratory, we expect to take delivery of the prototype device, along with engineering specifications and blueprints. We presently do not have the funds to pay the $130,500. We plan to raise such funds, but there is no assurance that we will be successful in doing so. If we are successful in raising funds to pay the balance due to Los Alamos, we then intend to get bids from a variety of bioelectronics instrument manufactures, based on the blueprints and engineering specifications, for the manufacture of a limited number (20-30) of the E. coli detection devices to be used in beta testing at water treatment facilities. We expect the manufacturing and beta testing process to take 6-8 months. We plan to present our technology to the EPA for testing in one of the EPA's pilot developing water safety technology programs. We have had informal discussions with water treatment facilities in Tulsa, Oklahoma City, and Tahlequah, Oklahoma. There have been no formal discussions and no negotiations or agreements with any potential test sites.

Cryptosporidium Detection System
--------------------------------
We plan to begin the prototype development and testing of the cryptosporidium detection system. We have not identified potential development partners. We do not know how long prototype development and testing will take, how much it will cost, or if we will be successful in developing a commercially viable cryptosporidium detection system.

(iii)  Expected Purchased or Sale of Plant and Significant Equipment

None.

(iv)   Expected Significant changes in number of employees

None.


                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     None

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5  OTHER INFORMATION

     None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     None

     Reports on Form 8-K
     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CENTREX, INC.


                                                /s/ GIFFORD M. MABIE
                                                --------------------------
                                                President

Date:  May 15, 2001