Form 10QSB
period 2001-06-30
CENTREX INC
filed 2001-08-13
CIK 1080973

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001



                        Commission File Number: 000-32021


                                  Centrex, Inc.
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 7,950,000 shares of Common Stock, $0.001 par value, outstanding as of May 9, 2001.

                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                          Index to Financial Statements


Balance Sheet at June 30, 2001 (Unaudited)..........................................................   F-1

Statements of Operations for the period from inception (October 6, 1998) to June 30, 2001 and for
the three months and six months ended June 30, 2001 and 2000 (Unaudited)............................   F-2

Statements of Cash Flows for the period from inception (October 6, 1998) to June 30, 2001 and for
the six months ended June 30, 2001 and 2000 (Unaudited).............................................   F-3

Notes to Financial Statements (Unaudited)...........................................................   F-4


                                  Centrex, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                            June 30, 2001 (Unaudited)

            ASSETS

                                                                       June 30,
                                                                           2001
                                                                       ---------
Current Assets
Cash                                                                      $ 354
                                                                       ---------
Total Current Assets                                                        354
                                                                       ---------
Other Assets
Other Assets                                                              1,307
Licensed Technology, Net                                                  6,142
Sponsored Research, Net                                                       -
                                                                       ---------
Total Other Assets                                                        7,449
                                                                       ---------
TOTAL ASSETS                                                            $ 7,803
                                                                       =========
             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                                        $ 6,856
Rent and Other Expenses Payable to Related Parties                       11,392
Payable to University of California                                     120,500
Notes Payable to Shareholders                                           345,200
Accrued Interest on Notes Payable to Shareholders                        83,366
                                                                       ---------
Total Current Liabilities                                               567,314
                                                                       ---------
Shareholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
No shares issued or outstanding                                               -
Common Stock, $0.001 par value, 45,000,000 shares authorized,
8,950,000 shares issued and outstanding                                   8,950
Common Stock Subscribed                                                 (50,000)
Paid in Capital                                                         252,125
Deficit accumulated during the development stage                       (770,586)
                                                                       ---------
Total Shareholders' Deficit                                            (559,511)
                                                                       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                             $ 7,803
                                                                       =========

     The accompanying notes are an integral part of the financial statements


                                       3                                    F-1

                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
          From Inception (October 6, 1998) Through March 31, 2001, and
  For The Three Months and Six Months Ended June 30, 2001 and 2000 (Unaudited)


                                              From inception
                                            (October 6, 1998)      Three Months       Three Months      Six Months      Six Months
                                                     through              Ended              Ended           Ended           Ended
                                                    June 30,           June 30,           June 30,        June 30,        June 30,
                                                        2001               2001               2000            2001            2000
                                          -----------------------------------------------------------------------------------------
Revenue                                                  $ -                $ -                $ -             $ -             $ -

Expenses
Research and development                             410,259                  -             58,696          39,048         117,393
General and administrative                           275,347             35,868             23,924          62,466          48,014
                                          -----------------------------------------------------------------------------------------
   Total operating expenses                          685,606             35,868             82,620         101,514         165,406
                                          -----------------------------------------------------------------------------------------
Operating loss                                      (685,606)           (35,868)           (82,620)       (101,514)       (165,406)

Interest expense                                      84,980             13,697             13,824          27,093          24,028
                                          -----------------------------------------------------------------------------------------
Net loss                                          $ (770,586)         $ (49,565)         $ (96,444)     $ (128,607)     $ (189,434)
                                          -----------------------------------------------------------------------------------------
Weighted average shares outstanding                7,092,338          8,438,889          7,950,000       8,193,094       7,950,000
                                          -----------------------------------------------------------------------------------------
Loss per share                                       $ (0.11)           $ (0.01)           $ (0.01)        $ (0.02)        $ (0.02)
                                          -----------------------------------------------------------------------------------------


     The accompanying notes are an integral part of the financial statements


                                       4                                    F-2


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
          From Inception (October 6, 1998) Through March 31, 2001, and
           For The Six Months Ended June 30, 2001 and 2000 (Unaudited)


                                                               From inception
                                                             (October 6, 1998)     Six Months       Six Months
                                                                      through           Ended            Ended
                                                                     June 30,        June 30,         June 30,
                                                                         2001            2001             2000
                                                           ----------------------------------------------------

Operating Activities
Net Loss                                                           $ (770,586)     $ (128,607)      $ (189,434)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                                  411,040          39,297          117,406
Services Contributed by Employees                                      76,125          36,000           32,856
Compensation Cost for Non-Employee Options                             77,000               -                -
Change in Working Capital Accounts:
Prepaid Expenses                                                            -               -            1,250
Accounts Payable                                                        6,856          (1,300)          18,319
Interest Payable                                                       83,367          25,480           24,028
Rent and Other Expenses Payable to Related Parties                     11,392           4,037            5,056
                                                           ----------------------------------------------------
Net cash provided by (used in) operating activities                  (104,806)        (25,093)           9,481
                                                           ----------------------------------------------------


Financing Activities
Sale of Common Stock for Cash                                          56,460          50,000                -
Loans from Related Parties                                            370,533           2,400           94,500
Payment of Loans from Related Parties                                 (25,333)        (17,000)               -
                                                           ----------------------------------------------------
Net cash provided by financing activities                             401,660          35,400           94,500
                                                           ----------------------------------------------------
Investing Activities
Purchase of Licensed Technology                                        (7,000)              -                -
Payments for Sponsored Research                                      (289,500)        (10,000)        (104,500)
                                                           ----------------------------------------------------
Net cash used in investing opportunities                             (296,500)        (10,000)        (104,500)
                                                           ----------------------------------------------------
Change in Cash                                                            354             307             (519)
                                                           ----------------------------------------------------
Cash at Beginning of Period                                                 -              47              697
                                                           ----------------------------------------------------
Cash at End of Period                                                   $ 354           $ 354            $ 178
                                                           ----------------------------------------------------
mental Disclosure of Cashflow Information
Cash Paid for Interest and Taxes                                          $ -             $ -              $ -
                                                           ----------------------------------------------------


     The accompanying notes are an integral part of the financial statements


                                       5                                    F-3

                                  Centrex, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
           From Inception (October 6, 1998) Through June 30, 2001 and
  For the Three Months and Six Months Ended June 30, 2001 and 2000 (Unaudited)



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

Compensation of Officers and Employees
The Company's officers and other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the six months ended June 30, 2001 and 2000, and for the period from inception (October 6, 1998) to June 30, 2001, the Company recorded $36,000, 32,856 and $76,125, respectively, as compensation expense.

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



                                       6                                    F-4

Research and Development ("R&D") Costs
The Company amortized the $410,000 Sponsored Research Agreement with the University of California over a period of 21 months, which was the life of the service agreement. Any other costs related to developing the E. coli detection system are expensed as incurred.

New Accounting Standards
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of 2001. Through June 30, 2001, the Company did not engage in hedging activities or transactions involving derivatives.

Note 2--E.coli Measurement Systems, Inc. Merger

On June 7, 1999, the Company completed an Agreement and Plan of Merger with E.coli Measurement Systems, Inc., a Florida corporation ("EMSI"), whereby the Company issued 540,000 shares of its common stock for all the issued and outstanding common stock of EMSI to UTEK Corporation ("UTEK"), the sole shareholder of EMSI. EMSI ceased to exist by reason of the merger, and the assets and liabilities of EMSI became assets and liabilities of Centrex. The assets of EMSI were an exclusive license agreement and a sponsored research agreement, each with the University of California ("the University"), to develop and market a system to detect microbial contamination in food and water. The University of California conducts research and development at Los Alamos National Laboratory ("LANL") for the U.S. Department of Energy. The liabilities of EMSI were to pay the University of California $7,000 for the exclusive license and $410,000 over a 21 month period to develop the detection system. Centrex paid the license fee in full on June 1, 1999. As of June 30, 2001, the Company has paid $289,500 of the $410,000 Sponsored Research obligation.

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

Note 3--Safe Water Technologies, Inc. Merger

Effective September 27, 1999, the Company completed an Agreement and Plan of Merger with Safe Water Technologies, Inc., a Florida corporation ("SWT"), whereby the Company agreed to issue 950,000 shares of its common stock for all the issued and outstanding common stock of SWT. The majority shareholders of SWT, UTEK Corporation and the University of South Florida Research Foundation, received 684,000 and 190,000 shares of Centrex common stock, respectively. The remaining 76,000 shares of Centrex common stock was issued to a non-affiliated individual shareholders of SWT. As of June 30, 2001, UTEK Corporation owned 1,584,000 shares, or 19%, of the common stock of Centrex.

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


                                       7                                    F-5

The $950 value of the common stock issued in the SWT Merger is included on the Company's balance sheet as Licensed Technology and is being amortized over 17 years, which is coincident with the life of the exclusive license.

Note 4--Licensed Technologies

On June 1, 1999, the Company paid $7,000 to the University of California for the exclusive worldwide license to develop and market the E.coli detection system. Included in the cost of the exclusive license is the $540 of common stock issued in the EMSI merger. The $7,540 cost of the exclusive license is being amortized over 17 years using the straight-line method. At June 30, 2001, accumulated amortization was $924.

The $950 cost of the exclusive worldwide license to market the Cryptosporidium detection system is being amortized over 17 years using the straight-line method. At June 30, 2001, accumulated amortization was $116.

Note 5--Sponsored Research Agreement

As of June 30, 2001, the Company has paid $289,500 of its $410,000 obligation to LANL under the terms of a Sponsored Research Agreement with the University. The Sponsored Research Agreement specifies that scientists at LANL will develop a prototype detection system during the 21-month contract period. The Sponsored Research Agreement was amortized over 21 months using the straight-line method, with amortization cost recorded as research and development expense. At June 30, 2001, the asset was fully amortized.

Note 6--Payable to University of California

On June 1, 1999, the Company agreed to pay for the $410,000 Sponsored Research Agreement with the University of California over a period of 21 months. As of June 30, 2001, the Company owed the University $120,500. The Company is not in compliance with the Sponsored Research Agreement because its payments to the University are not current. The Company has had verbal discussions with the University about the payments, but no written agreement to extend the payment terms has been signed. According to the terms of the License, the University of California has the right to terminate the license for non-payment of the Sponsored Research agreement, however, the Company has not received such notice.

Note 7- Related Party Transactions

Since inception, the Company's activities have been funded mainly by loans from its shareholders. At June 30, 2001, the following amounts were payable:

Rent and Other Expenses Payable to Related Parties        $   11,392
Notes Payable to Shareholders                                345,200
Accrued Interest- Notes Payable to Shareholders               83,366

Rent and Other Expenses Payable to Related Parties
Centrex's executive office is leased from the Oklahoma National Bank, a non-affiliated company, under the terms of a lease agreement that expires June 30, 2002. The office is shared with other companies owned in part by Centrex's sole officer and director and its employees. Centrex's share of the $4,000 per month lease payment is approximately $800 per month.


                                       8                                    F-6

Notes Payable to Shareholders
During the three months ended June 30, 2001, the Company repaid $17,000 and accrued interest of $1,582 to Gifford Mabie, the Company's sole officer and director. The following table provides details about the notes payable to shareholders at June 30, 2001. Each note is an unsecured obligation of the
Company:


                                                                                                    Principal        Accrued
                                                                                       Default        Balance       Interest
                                     Date of    Principal    Interest                 Interest     Payable at        Payable
              Payee                     Note       Amount        Rate     Due Date        Rate        6/30/01     at 6/30/01
              -----                 --------    ---------    --------    ---------    --------     ----------     ----------
Investor Relations Corporation (a)  04/12/99       $7,000       12%       04/12/00       16%          $7,000*        $1,965
Quasar Trust (b)                    06/01/99      $20,834       12%       12/31/99       16%         $20,834*        $6,445
Rhonda Vincent (c)                  06/01/99      $20,834       12%       12/31/99       16%         $20,834*        $6,445
Vicki Pippin (c)                    06/01/99      $20,833       12%       12/31/99       16%         $20,833*        $6,445
Thomas Coughlin (c)                 06/01/99      $20,833       12%       12/31/99       16%         $20,833*        $6,445
Morgan-Phillips, Inc.(d)            06/01/99      $20,833       12%       12/31/99       16%         $20,833*        $6,445
Mabie Childrens' Trust (e)          06/01/99      $20,833       12%       12/31/99       16%         $20,833*        $6,445
Gifford Mabie (f)                   08/24/99      $52,500       12%       08/24/00       16%         $52,500*       $13,429
Mabie Childrens' Trust              09/30/99       $8,334       12%       12/31/99       16%             ---           $230
Investor Relations Corp.            11/12/99      $19,550       12%       11/12/00       16%         $19,550*        $4,315
Morgan-Phillips, Inc.               12/07/99      $35,069       12%       12/07/00       16%         $35,069*        $7,356
Morgan-Phillips, Inc.               12/23/99       $9,181       12%       12/23/00       16%          $9,181*        $1,861
Investor Relations Corporation      02/23/00      $17,000       12%       02/23/01       16%         $17,000*        $2,984
Rhonda Vincent                      02/23/00      $36,450       12%       02/23/01       16%         $36,450*        $6,399
Quasar Trust                        02/23/00       $1,050       12%       02/23/01       16%          $1,050*          $191
Rhonda Vincent                      03/15/00       $5,000       12%       02/23/01       16%          $5,000*          $832
Vicki Pippin                        05/01/00      $17,500       12%       05/01/01       16%         $17,500*        $2,555
Vicki Pippin                        05/08/00      $17,500       12%       05/08/01       16%         $17,500*        $2,499
Investor Relations Corporation      02/08/01       $2,400       12%       02/08/02       16%          $2,400            $80
                                                                                                -------------  -------------
                                                                                                    $345,200        $83,366
                                                                                                -------------  -------------

* These notes are in default because payment was not made by the due date. The total principal balance in default at June 30, 2001, was $342,800. This balance now accrues interest at 16% annually. There has been no demand for payment for any of the notes in default and no repayment schedule has been established.

(a) Investor Relations Corporation is an Oklahoma corporation owned by Rhonda Vincent, a shareholder and employee of Centrex.

(b) Quasar Trust is an irrevocable trust established for the benefit of the children of Frederick K. Slicker, a shareholder and former employee of Centrex. The trustee of the Quasar Trust is James Sage.

(c)  Employee of Centrex as of June 30, 2001.

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



                                       9                                    F-7

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


                                       10                                   F-8

Rent Expense
The Company's executive office is leased from a third party under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies owned in part by the sole officer and director and employees of the Company. For the three months ended June 30, 2001 and 2000, the Company recorded $2,250 and $2,400 respectively, for rent expense. The minimum annual lease payments pursuant to the lease agreement and the Company's estimated share are scheduled as follows:

  For the Periods Ended     Minimum Annual Lease   Company's Estimated
            December 31                 Payments                 Share
------------------------ ------------------------ ---------------------
       2001                               45,587                 9,600
       2002                               11,462                 2,280

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

On May 17, 2001, the Company sold 1,000,000 shares of its common stock at $0.10 per share to an accredited non-affiliated shareholder for $50,000 in cash and a secured promissory note for $50,000 due on or before January 3, 2002. The promissory note bears interest at a rate of 8% per year until the note is due and at a rate of 12% per year after January 3, 2002. The note is secured by 500,000 shares of common stock of the Company.

Description of Capital Stock

Centrex is authorized to issue 45,000,000 Shares of common stock, par value $0.001 per share, of which 8,950,000 shares were outstanding as of June 30, 2001. Centrex is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.


                                       11                                   F-9

Voting Rights. Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Shares of common stock do not have cumulative voting rights, which means that the holders of a majority of the shares eligible to vote and voting for the election of the Board of Directors can elect all members of the Board of Directors. Holders of a majority of the issued and outstanding shares of common stock may take action by written consent without a meeting.

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

Note 10--Stock Options

On November 1, 1998, the Board of Directors and shareholders approved the adoption of the Centrex Inc. 1998 Incentive Stock Option Plan (the "Plan"), pursuant to which 3,000,000 shares of common stock were reserved. Stock options granted under the Plan expire ten years from the date of grant. As of June 30, 2001, no options were outstanding.

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


                                       12                                   F-10

                                            Six Months Ended June 30, 2001
                                         -----------------------------------
                                                            Weighted Average
                                                   Shares     Exercise Price
                                         ----------------- -----------------
 Employees
 Outstanding, December 31, 2000                1,000,000               $0.50
 Granted                                             ---                 ---
 Exercised                                           ---                 ---
 Forfeited                                     1,000,000               $0.50
                                         ----------------- -----------------
 Outstanding, June 30, 2001                          ---                 ---
                                         ----------------- -----------------
 Exercisable, June 30, 2001                          ---                 ---
                                         ----------------- -----------------
 Weighted average fair value
 of options granted during
 the period                                          ---
                                         -----------------

                                            Six Months Ended June 30, 2001
                                         -----------------------------------
                                                            Weighted Average
                                                   Shares     Exercise Price
                                         ----------------- -----------------
 Non-Employees
 Outstanding, December 31, 2000                      ---                 ---
 Granted                                         350,000               $0.50
 Exercised                                           ---                 ---
 Forfeited                                           ---                 ---
                                         ----------------- -----------------
 Outstanding, June 30, 2001                      350,000               $0.50
                                         ----------------- -----------------
 Exercisable, June 30, 2001                      350,000               $0.50
                                         ----------------- -----------------
 Weighted average fair value
 of options granted during
 period                                              ---
                                         -----------------

The following table summarizes information about stock options outstanding at June 30, 2001:

                                  Options Outstanding                  Options Exercisable
                       ------------------------------------------ ------------------------------
                            Weighted        Average     Weighted
                              Number      Remaining      Average         Number        Weighted
Range of exercise        Outstanding    Contractual     Exercise    Exercisable         Average
prices                    at 6/30/01           Life        Price     at 6/30/01  Exercise Price
---------------------- -------------- -------------- ------------ -------------- ---------------

Non-Employees               350,000            9.26       $0.50        350,000           $0.50



Note 11--Non-Cash Financing and Investing Activities

During 1999, the Company made arrangements with the University of California to pay on an installment basis the $410,000 required by the Sponsored Research Agreement. Through June 30, 2001, the Company paid $289,500 pursuant to the installment agreement.

During 1999, the Company issued 540,000 shares of common stock at $0.001 per share in connection with the EMSI Merger (see Note 2) and issued 950,000 shares of common stock at $0.001 per share in connection with the SWT Merger (see Note
3).


                                       13                                   F-11

Note 12--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the six months ended June 30, 2001, the Company had no temporary differences. The components of the Company's deferred income tax asset are as follows:

                                                 From inception
                                               (October 6, 1998)
                                                        through
                                                  June 30, 2001
                                               -----------------

       Net operating loss carryforward                $236,117
       Valuation allowance for deferred tax
       asset                                         $(236,117)
                                               -----------------

       Net deferred tax asset                             $---
                                               -----------------


Note 13--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $770,586 for the period from inception (October 6, 1998) to June 30, 2001, and a net loss of $128,607 and $189,4341 for the six months ended June 30, 2001 and 2000, respectively. Management intends to provide the necessary development and operating capital through sales of its common stock and its products, if successfully developed. Though no formal approval by the EPA is required before the Company's products, if successfully developed, can be sold in the U.S., the Company hopes to enhance the marketability of its products by obtaining an endorsement, as a viable E.coli detection method, by the EPA. To obtain such endorsement the Company will have to prove efficacy to the Agency's satisfaction in one or more demonstration projects. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to complete the development of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


                                       14                                   F-12

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

(i)   Cash Requirements

As of the date of this document, we had no cash. During the next twelve months, we must raise approximately $1.0 million in new capital. If we are successful in raising this new capital, we plan to use it to complete the prototype development and testing of the E. coli detection system, to begin and complete the prototype development and testing of the cryptosporidium detection system, and to identify which regulatory approvals are required. There is no assurance that any additional capital will be available to us on acceptable terms when needed, if at all.

(ii)   Product Development and Research Plan for the Next Twelve Months

E.coli Detection System
Within two months after making the final development payment of $130,500 to Los Alamos National Laboratory, we expect to take delivery of the prototype device, along with engineering specifications and blueprints. We presently do not have the funds to pay the $130,500. We plan to raise such funds, but there is no assurance that we will be successful in doing so. If we are successful in raising funds to pay the balance due to Los Alamos, we then intend to get bids from a variety of bioelectronics instrument manufactures, based on the blueprints and engineering specifications, for the manufacture of a limited number (20-30) of the E. coli detection devices to be used in beta testing at water treatment facilities. We expect the manufacturing and beta testing process to take 6-8 months. We plan to present our technology to the EPA for testing in one of the EPA's pilot developing water safety technology programs. We have had informal discussions with water treatment facilities in Tulsa, Oklahoma City, and Tahlequah, Oklahoma. There have been no formal discussions and no negotiations or agreements with any potential test sites.

Cryptosporidium Detection System
We plan to begin the prototype development and testing of the cryptosporidium detection system. We have not identified potential development partners. We do not know how long prototype development and testing will take, how much it will cost, or if we will be successful in developing a commercially viable cryptosporidium detection system.

(iii)  Expected Purchased or Sale of Plant and Significant Equipment

None.

(iv)   Expected Significant changes in number of employees

None.


                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     None

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 17, 2001, the Company sold 1,000,000 shares of its common stock at $0.10 per share to an accredited non-affiliated shareholder for $50,000 in cash and a secured promissory note for $50,000 due on or before January 3, 2002. The promissory note bears interest at a rate of 8% per year until the note is due and at a rate of 12% per year after January 3, 2002. The note is secured by 500,000 shares of common stock of the Company. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company reserves the right to rely upon any and all other exemptions available.

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

                                             CENTREX, INC.


                                             /s/ GIFFORD M. MABIE
                                             --------------------
                                             President

Date:  July 26, 2001