Form 10QSB
period 2001-09-30
CENTREX INC
filed 2001-11-21
CIK 1080973

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 12,400,000 shares of Common Stock, $0.001 par value, outstanding as of September 30, 2001.

                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                          Index to Financial Statements




Balance Sheet at September 30, 2001 (Unaudited)..............................................        3

Statements of Operations for the period from inception (October 6, 1998) to September 30, 2001
and for the three months and nine months ended September 30, 2001 and 2000 (Unaudited).......        4

Statements of Cash Flows for the period from inception (October 6, 1998) to September 30, 2001
and for the nine months ended September 30, 2001 and 2000 (Unaudited)........................        5

Notes to Financial Statements (Unaudited)....................................................        6


                                  Centrex, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                         September 30, 2001 (Unaudited)


               ASSETS

                                                              September 30,
                                                                       2001
                                                              -------------
Current Assets
Cash                                                                  $ 324
Related party receivables                                             7,294
                                                              -------------
Total Current Assets                                                  7,618
                                                              -------------

Other Assets
Other Assets                                                          1,286
Licensed Technology, Net                                              6,039
                                                              -------------
Total Other Assets                                                    7,325
                                                              -------------

TOTAL ASSETS                                                       $ 14,943
                                                              =============
              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                                   $ 30,099
Rent and Other Expenses Payable to Related Parties                   29,158
Payable to University of California                                 120,500
Payable to Sterling International                                    20,000
Accrued Salaries                                                    100,000
Notes Payable to Shareholders and Related Parties                   345,200
Accrued Interest on Notes Payable
 to Shareholders and Related Parties                                 96,931
                                                              -------------
Total Current Liabilities                                           741,888
                                                              -------------

Shareholders' Deficit
Preferred Stock, $0.001 par value,
5,000,000 shares authorized,
No shares issued or outstanding                                           -
Common Stock, $0.001 par value,
45,000,000 shares authorized,
12,400,000 shares issued and outstanding                             12,400
Common Stock Subscribed                                             (50,000)
Paid in Capital                                                     542,025
Deficit accumulated during the development stage                 (1,231,370)
                                                              -------------
Total Shareholders' Deficit                                        (726,945)
                                                              -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $ 14,943
                                                              =============


The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
        From Inception (October 6, 1998) Through September 30, 2001, and
                   For The Three Months and Nine Months Ended
                     September 30, 2001 and 2000 (Unaudited)



                                           From inception
                                         (October 6, 1998)      Three Months       Three Months     Nine Months       Nine Months
                                                  through              Ended              Ended           Ended             Ended
                                            September 30,      September 30,      September 30,   September 30,     September 30,
                                                     2001               2001               2000            2001              2000
                                       -------------------------------------------------------------------------------------------

Revenue                                               $ -                $ -                $ -             $ -               $ -

Expenses
Research and development                          415,845              5,586            176,102          44,634           176,102
General and administrative                        716,980            441,634             20,718         504,099            31,010
                                       -------------------------------------------------------------------------------------------
   Total operating expenses                     1,132,825            447,220            196,820         548,733           207,112
                                       -------------------------------------------------------------------------------------------

Operating loss                                 (1,132,825)          (447,220)          (196,820)       (548,733)         (207,112)

Interest expense                                   98,545             13,564             11,702          40,658            25,587
                                       -------------------------------------------------------------------------------------------

Net loss                                     $ (1,231,370)        $ (460,784)        $ (208,522)     $ (589,391)       $ (232,699)
                                       -------------------------------------------------------------------------------------------

Weighted average shares outstanding             7,805,881         11,695,165          7,950,000       9,363,223         7,950,000
                                       -------------------------------------------------------------------------------------------

Loss per share                                    $ (0.16)           $ (0.04)           $ (0.03)        $ (0.06)          $ (0.03)
                                       -------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
        From Inception (October 6, 1998) Through September 30, 2001, and
        For The Nine Months Ended September 30, 2001 and 2000 (Unaudited)


                                                        From inception
                                                      (October 6, 1998)    Nine Months        Nine Months
                                                               through           Ended              Ended
                                                         September 30,   September 30,      September 30,
                                                                  2001            2001               2000
                                                    ------------------------------------------------------

Operating Activities
Net Loss                                                  $ (1,231,370)     $ (589,391)        $ (232,699)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                           411,165          39,422            176,102
Services Contributed by Employees                              393,125         353,000             16,800
Common Stock issued for Consulting Services                      3,350           3,350                  -
Compensation Cost for Non-Employee Options                      25,000         (52,000)                 -
Change in Working Capital Accounts:
Related Party Receivables                                       (7,294)         (7,294)                 -
Accrued Salaries                                               100,000         100,000                  -
Prepaid Expenses                                                     -               -              1,250
Accounts Payable                                                30,099          21,943              1,567
Interest Payable                                                96,931          39,044             25,526
Payable to Sterling International                               20,000          20,000                  -
Rent and Other Expenses Payable to Related Parties              29,158          21,803              3,568
                                                    ------------------------------------------------------
Net cash used in operating activities                         (129,836)        (50,123)            (7,886)
                                                    ------------------------------------------------------


Financing Activities
Sale of Common Stock for Cash                                   81,460          75,000                  -
Loans from Related Parties                                     370,533           2,400            120,089
Payment of Loans from Related Parties                          (25,333)        (17,000)            (8,333)
                                                    ------------------------------------------------------
Net cash provided by financing activities                      426,660          60,400            111,756
                                                    ------------------------------------------------------

Investing Activities
Purchase of Licensed Technology                                 (7,000)              -                  -
Payments for Sponsored Research                               (289,500)        (10,000)          (104,500)
                                                    ------------------------------------------------------
Net cash used in investing opportunities                      (296,500)        (10,000)          (104,500)
                                                    ------------------------------------------------------

Change in Cash                                                     324             277               (630)
                                                    ------------------------------------------------------

Cash at Beginning of Period                                          -              47                697
                                                    ------------------------------------------------------

Cash at End of Period                                            $ 324           $ 324               $ 67
                                                    ------------------------------------------------------

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest and Taxes                               $ 1,582         $ 1,582                $ -
                                                    ------------------------------------------------------



The accompanying notes are an integral part of the financial statements

                                  Centrex, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
         From Inception (October 6, 1998) Through September 30, 2001 and
                      For the Three Months and Nine Months
                 Ended September 30, 2001 and 2000 (Unaudited)


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

Compensation of Officers and Employees
For the period from inception through March 31, 2001, the Company's officers and other employees served without pay or other non-equity compensation. Effective April 1, 2001, the Company began accruing compensation pursuant to employment agreements. For the nine months ended September 30, 2001 and 2000, and for the period from inception (October 6, 1998) to September 30, 2001, the Company recorded $118,000, $49,656 and $158,000, respectively, as compensation expense.

Stock-based Compensation
The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of 2001. Through September 30, 2001, the Company did not engage in hedging activities or transactions involving derivatives.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. This method requires the accounts of an acquired institution to be included with the acquirer's accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution. The Company will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

In June 2001, the FASB issued SFAS No. 142, "Goodwill And Other Intangible Assets", and SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements.

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. The Company, which will adopt SFAS No. 143 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 143 on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, and APB Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual And Infrequently Occurring Events And Transactions". SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, which will adopt SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its financial statements.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $948,370 for the period from inception (October 6, 1998) to September 30, 2001, and a net loss of $306,391 and $232,699 for the nine months ended September 30, 2001 and 2000, respectively. Management intends to provide the necessary development and operating capital through sales of its common stock and its products, if successfully developed. Though no formal approval by the EPA is required before the Company's products, if successfully developed, can be sold in the U.S., the Company hopes to enhance the marketability of its products by obtaining an endorsement, as a viable E.coli detection method, by the EPA. To obtain such endorsement the Company will have to prove efficacy to the Agency's satisfaction in one or more demonstration projects. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to complete the development of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--E.coli Measurement Systems, Inc. Merger

On June 7, 1999, the Company completed an Agreement and Plan of Merger with E.coli Measurement Systems, Inc., a Florida corporation ("EMSI"), whereby the Company issued 540,000 shares of its common stock for all the issued and outstanding common stock of EMSI to UTEK Corporation ("UTEK"), the sole shareholder of EMSI. EMSI ceased to exist by reason of the merger, and the assets and liabilities of EMSI became assets and liabilities of Centrex. The assets of EMSI were an exclusive license agreement and a sponsored research agreement, each with the University of California ("the University"), to develop and market a system to detect microbial contamination in food and water. The University of California conducts research and development at Los Alamos National Laboratory ("LANL") for the U.S. Department of Energy. The liabilities of EMSI were to pay the University of California $7,000 for the exclusive license and $410,000 over a 21 month period to develop the detection system. Centrex paid the license fee in full on June 1, 1999. As of September 30, 2001, the Company has paid $289,500 of the $410,000 Sponsored Research obligation.

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

Note 4--Safe Water Technologies, Inc. Merger

Effective September 27, 1999, the Company completed an Agreement and Plan of Merger with Safe Water Technologies, Inc., a Florida corporation ("SWT"), whereby the Company agreed to issue 950,000 shares of its common stock for all the issued and outstanding common stock of SWT. The majority shareholders of SWT, UTEK Corporation and the University of South Florida Research Foundation, received 684,000 and 190,000 shares of Centrex common stock, respectively. The remaining 76,000 shares of Centrex common stock was issued to a non-affiliated individual shareholders of SWT. As of September 30, 2001, UTEK Corporation owned 1,584,000 shares, or 19%, of the common stock of Centrex.

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

Note 5--Licensed Technologies

On June 1, 1999, the Company paid $7,000 in cash to the University of California for the exclusive worldwide license to develop and market the E.coli detection system. Included in the cost of the exclusive license is the $540 of common stock issued in the EMSI merger. The $7,540 cost of the exclusive license is being amortized over 17 years using the straight-line method. At September 30, 2001, accumulated amortization was $1,035.

The $950 cost of the exclusive worldwide license to market the Cryptosporidium detection system is being amortized over 17 years using the straight-line method. At September 30, 2001, accumulated amortization was $130.

Note 6--Sponsored Research Agreement

As of September 30, 2001, the Company has paid $289,500 of its $410,000 obligation to LANL under the terms of a Sponsored Research Agreement with the University. The Sponsored Research Agreement specifies that scientists at LANL will develop a prototype detection system during the 21-month contract period. The Sponsored Research Agreement was amortized over 21 months using the straight-line method, with amortization cost recorded as research and development expense. At September 30, 2001, the asset was fully amortized.

Note 7--Payable to University of California

On June 1, 1999, the Company agreed to pay for the $410,000 Sponsored Research Agreement with the University of California over a period of 21 months. As of September 30, 2001, the Company owed the University $120,500. The Company is not in compliance with the Sponsored Research Agreement because its payments to the University are not current. The Company has had verbal discussions with the University about the payments, but no written agreement to extend the payment terms has been signed. According to the terms of the License, the University of California has the right to terminate the license for non-payment of the Sponsored Research agreement, however, the Company has not received such notice.

Note 8- Related Party Transactions

Since inception, the Company's activities have been funded mainly by loans from its shareholders. At September 30, 2001, the following amounts were payable:

Rent and Other Expenses Payable to Related Parties     $   12,895
Notes Payable to Shareholders                             345,200
Accrued Interest- Notes Payable to Shareholders            96,931

Rent and Other Expenses Payable to Related Parties
Centrex's executive office is leased from the Oklahoma National Bank, a non-affiliated company, under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies owned in part by Centrex's sole officer and director and its employees. Centrex's share of the $3,000 per month lease payment is approximately $600 per month.

Notes Payable to Shareholders
During the nine months ended September 30, 2001, the Company repaid $17,000 and accrued interest of $1,582 to Gifford Mabie, the Company's sole officer and director. The following table provides details about the notes payable to shareholders at September 30, 2001. Each note is an unsecured obligation of the
Company:



                                                                                                Principal      Accrued
                                                                                   Default        Balance     Interest
                                     Date of    Principal  Interest               Interest     Payable at      Payable
              Payee                   Note         Amount      Rate     Due Date      Rate        9/30/01   at 9/30/01
              -----                   ----         ------      ----     --------      ----        -------   ----------
Investor  Relations Corporation (a) 04/12/99       $7,000       12%     04/12/00       16%        $7,000*      $2,241
Quasar Trust (b)                    06/01/99      $20,834       12%     12/31/99       16%       $20,834*      $7,267
Rhonda Vincent (c)                  06/01/99      $20,834       12%     12/31/99       16%       $20,834*      $7,267
Vicki Pippin (c)                    06/01/99      $20,833       12%     12/31/99       16%       $20,833*      $7,267
Thomas Coughlin (c)                 06/01/99      $20,833       12%     12/31/99       16%       $20,833*      $7,267
Morgan-Phillips, Inc.(d)            06/01/99      $20,833       12%     12/31/99       16%       $20,833*      $7,267
Mabie Childrens' Trust (e)          06/01/99      $20,833       12%     12/31/99       16%       $20,833*      $7,267
Gifford Mabie (f)                   08/24/99      $52,500       12%     08/24/00       16%       $52,500*     $15,500
Mabie Childrens' Trust              09/30/99       $8,334       12%     12/31/99       16%           ---         $230
Investor Relations Corp.            11/12/99      $19,550       12%     11/12/00       16%       $19,550*      $5,086
Morgan-Phillips, Inc.               12/07/99      $35,069       12%     12/07/00       16%       $35,069*      $8,740
Morgan-Phillips, Inc.               12/23/99       $9,181       12%     12/23/00       16%        $9,181*      $2,224
Investor Relations Corporation      02/23/00      $17,000       12%     02/23/01       16%       $17,000*      $3,655
Rhonda Vincent                      02/23/00      $36,450       12%     02/23/01       16%       $36,450*      $7,837
Quasar Trust                        02/23/00       $1,050       12%     02/23/01       16%        $1,050*        $232
Rhonda Vincent                      03/15/00       $5,000       12%     02/23/01       16%        $5,000*      $1,029
Vicki Pippin                        05/01/00      $17,500       12%     05/01/01       16%       $17,500*      $3,245
Vicki Pippin                        05/08/00      $17,500       12%     05/08/01       16%       $17,500*      $3,189
Investor Relations Corporation      02/08/01       $2,400       12%     02/08/02       16%        $2,400         $121
                                                                                              --------------------------
                                                                                                $345,200      $96,931
                                                                                              --------------------------


* These notes are in default because payment was not made by the due date. The total principal balance in default at September 30, 2001, was $342,800. This balance now accrues interest at 16% annually. There has been no demand for payment for any of the notes in default and no repayment schedule has been established.

(a) Investor Relations Corporation is an Oklahoma corporation owned by Rhonda Vincent, a shareholder and employee of Centrex.

(b) Quasar Trust is an irrevocable trust established for the benefit of the children of Frederick K. Slicker, a shareholder and former employee of Centrex. The trustee of the Quasar Trust is James Sage.

(c)  Employee of Centrex as of September 30, 2001.

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

Note 9--Commitments and Contingencies

Consulting Agreement with Sterling International, Inc.
On July 27, 2001 the Company entered into a one year consulting agreement with Sterling International, Inc. The agreement calls for Sterling to coordinate product development, conduct market research, develop manufacturing and distribution alliances, build pricing structure, conduct promotional activities and, if the product is ready to be sold, to develop and manage operating budgets, coordinate product delivery and customer service. The Company agreed to pay Sterling a fee of $25,000 upon signing the agreement, and a management fee of $10,000 per month commencing August 1, 2001 and continuing through the term of the agreement. The Company also agreed to reimburse Sterling for all reasonable out of pocket business expenses. In connection with the consulting agreement, Sterling was granted options to purchase up to 1,342,500 shares of Centrex common stock at par value $0.001 per share. The options become vested in stages upon the achievement of certain performance milestones. The performance milestones and the compensation cost recorded by the Company in connection with the option grant are described in detail in the Note 11 of the notes to financial statements.

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


Rent Expense
The Company's executive office is leased from a third party under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies owned in part by the sole officer and director and employees of the Company. For the nine months ended September 30, 2001 and 2000, the Company recorded $6,003 and $7,200 respectively, for rent expense. The minimum annual lease payments pursuant to the lease agreement and the Company's estimated share are scheduled as follows:

   For the Periods Ended     Minimum Annual Lease   Company's Estimated
             December 31                 Payments                 Share
------------------------- ------------------------ ---------------------
        2001                               35,976                 7,195
        2002                                8,943                 1,789

Note 10--Common Stock and Paid in Capital

Common Stock Transactions

On October 6, 1998, the Company issued 6,100,000 shares of its common stock at par value, $0.001 per share, to nine purchasers for $6,100 in subscriptions. During 1999, the subscriptions were paid in full in cash.

On June 7, 1999, the Company issued 540,000 shares of common stock at par value, $0.001 per share, to UTEK, the sole shareholder of EMSI, in exchange for 100% of the outstanding common stock of EMSI. As a result of the transaction, Centrex acquired the exclusive worldwide rights to the E.coli detection technology (See
Note 3 "E.coli Measurement Systems, Inc. Merger" for details).

On June 18, 1999, the Company sold 315,000 shares and 45,000 shares of its common stock at par value, $0.001 per share, to UTEK Corporation and to Dr. Clifford Gross, then president of UTEK, for $360 in cash.

On September 17, 1999, the Company issued 950,000 shares of its common stock at par value, $0.001 per share, to the three shareholders of SWT in exchange for 100% of the outstanding common stock of SWT. As a result of the transaction, the Company acquired the exclusive worldwide rights to the cryptosporidium detection technology (See Note 4 "Safewater Technologies, Inc. Merger" for more details.) The three shareholders of SWT were UTEK, University of South Florida and Flo Hassell, an individual. They received 684,000 shares, 190,000 shares and 76,000 shares of the Company's common stock, respectively.

On November 1, 1999, the Board granted options to purchase up to 1,000,000 shares of Centrex common stock at an exercise price of $0.50 per share to James Puryear, then president of the Company. The options were for ten years, subject to Mr. Puryear's continued employment with the Company. The exercise price was determined by the Board. No compensation cost was recorded because Mr. Puryear was an employee. Effective November 1, 2000, Mr. Puryear resigned, and his 500,000 vested options were forfeited. As consideration for the termination of his employment agreement, the Board granted him an option to purchase up to 350,000 shares of common stock at an exercise price of $0.50 per share for a period of ten years. The Company recorded compensation cost of $0 in connection with the option grant. See Note 11. "Stock Options."

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

     On July 19, 2001, the Company issued 3,350,000 shares of its common stock valued at $0.10 per share to employees and consultants pursuant to an S-8 registration statement. The Company recorded compensation cost of $335,000. The fair value of $0.10 per share was based on previous share issuances to third party investors.

     On July 27, 2001, in connection with the Sterling International, Inc. consulting agreement, Sterling was granted options to purchase up to 1,342,500 shares of Centrex common stock valued at $0.10 per share. The options become vested in stages upon the achievement of certain performance milestones. The performance milestones and the compensation cost recorded by the Company in connection with the option grant are described in detail in the notes to the financial statements.

     On August 8, 2001, the Company sold 100,000 shares of its common stock to an accredited investor for $25,000 in cash.

Description of Capital Stock

Centrex is authorized to issue 45,000,000 Shares of common stock, par value $0.001 per share, of which 12,400,000 shares were outstanding as of September 30, 2001. Centrex is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

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

Note 11--Stock Options

On November 1, 1998, the Board of Directors and shareholders approved the adoption of the Centrex Inc. 1998 Incentive Stock Option Plan (the "Plan"), pursuant to which 3,000,000 shares of common stock were reserved. Stock options granted under the Plan expire ten years from the date of grant. As of September 30, 2001, no options were outstanding.

Options Granted to Employees
On November 1, 1999, the Board of Directors granted to Mr. Jim Puryear, then President and Chief Executive Officer of Centrex, options to purchase up to 1,000,000 shares of Centrex common stock at an exercise price of $0.50 per share. The exercise price was greater than the fair value of the Company's common stock, as determined by the Board, on the date of grant. The options were non-assignable, and their expiration date was October 30, 2009. The options became vested if the performance criteria was met and were exercisable as long as he was employed by the Company. Because Mr. Puryear was an employee of Centrex at the time the options were granted, no compensation cost was recorded. Effective November 1, 2000, Mr. Puryear resigned and his employee options were forfeited.

Options Granted to Non-Employees
As consideration for the termination of his employment agreement, the Board granted Mr. Puryear options to purchase up to 350,000 shares of common stock at an exercise price of $0.50 per share. The options expire September 30, 2010. The exercise price was greater than the fair value of the Company's common stock, as determined by the Board, on the date of grant. The Company recorded $0 as compensation cost related to the option grant. Compensation cost was based on an estimated fair value of $0.001 per share. The estimated fair value was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price of $0.001 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 0.0.

On July 27, 2001, in connection with the Sterling International, Inc. consulting agreement, Sterling was granted options to purchase up to 1,342,500 shares of Centrex common stock at par value $0.001 per share. The options become vested in stages upon the achievement of performance milestones as follows: 1)Upon execution of the consulting agreement, 250,000 options vested, 2) Upon acceptance by the Board of Directors of a marketing plan, 250,000 options will vest, 3) Upon production of a product for commercial use, 250,000 options will vest, 4) If more than $1,000,000 in product sales are achieved, 250,000 options will vest, and 5) Upon the first quarter of profitable operations, 342,500 options will vest. Compensation cost will be recorded when the options vest. On July 27, 2001, the Company recorded $25,000 in compensation cost in connection with the 250,000 options that vested upon signing of the consulting agreement. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001 per share; stock price of $0.10 per share; risk-free interest rate of 4.0%; expected dividend yield of 0.0%; expected life of 5 years; and estimated volatility of 0.0%. The stock price was based on previous share issuances to third party investors.

                                       Nine Months Ended September 30, 2001
                                       -------------------------------------
                                                           Weighted Average
                                                 Shares      Exercise Price
                                       ----------------- -------------------
 Employees
 Outstanding, December 31, 2000              1,000,000                $0.50
 Granted                                           ---                  ---
 Exercised                                         ---                  ---
 Forfeited                                   1,000,000                $0.50
                                       ----------------- -------------------
 Outstanding, September 30, 2001                   ---                 ---
                                       ----------------- -------------------
 Exercisable, September 30, 2001                   ---                 ---
                                       ----------------- -------------------
 Weighted  average  fair value
 of options  granted  during
 the period                                        ---
                                       -----------------

                                      Nine Months Ended September 30, 2001
                                       -------------------------------------
                                                           Weighted Average
                                                 Shares      Exercise Price
                                       ----------------- -------------------
 Non-Employees
 Outstanding, December 31, 2000                350,000                $0.50
 Granted to Sterling International           1,342,500               $0.001
 Exercised                                         ---                  ---
 Forfeited                                         ---                  ---
                                       ----------------- -------------------
 Outstanding, September 30, 2001             1,692,500                $0.10
                                       ----------------- -------------------
 Exercisable, September 30, 2001               600,000                $0.29
                                       ----------------- -------------------
 Weighted  average  fair value
 of options  granted  during
 period                                          $0.10
                                       ----------------- -------------------

The following table summarizes information about stock options outstanding at September 30, 2001:


                                  Options Outstanding                  Options Exercisable
                       ------------------------------------------ ------------------------------
                            Weighted        Average     Weighted
                              Number      Remaining      Average         Number        Weighted
Range of exercise        Outstanding    Contractual     Exercise    Exercisable         Average
prices                    at 9/30/01           Life        Price     at 9/30/01  Exercise Price
---------------------- -------------- -------------- ------------ -------------- ---------------

Non-Employees             1,692,500            5.83       $0.10        600,000           $0.29



Note 12--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the nine months ended September 30, 2001, the Company had no temporary differences. The components of the Company's deferred income tax asset are as follows:

                                                     From inception
                                                   (October 6, 1998)
                                                            through
                                                 September 30, 2001
                                               ---------------------
       Net operating loss carryforward                    $285,003
       Valuation allowance for deferred tax
       asset                                             $(285,003)
                                               ---------------------
       Net deferred tax asset                                 $---
                                               ---------------------

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


                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     None

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2001, the following equity transactions took place:

     On July 19, 2001, the Company issued 3,350,000 shares of its common stock at par value $0.001 per share to employees and consultants pursuant to an S-8 registration statement.

     On July 27, 2001, in connection with the Sterling International, Inc. consulting agreement, Sterling was granted options to purchase up to 1,342,500 shares of Centrex common stock at par value $0.001 per share. The options become vested in stages upon the achievement of certain performance milestones. The performance milestones and the compensation cost recorded by the Company in connection with the option grant are described in detail in the notes to the financial statements. The options were granted pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company reserves the right to rely upon any and all other available exemptions.

     On August 8, 2001, the Company sold 100,000 shares of its common stock to an accredited investor for $25,000 in cash. The shares were issued in reliance upon an exemption from registration pursuant to Regulation D, Rule 506 of the Securities Act of 1933, as amended. The Company reserves the right to rely upon any and all other available exemptions.

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

Date:  November 21, 2001