Form 10KSB
period 2001-12-31
CENTREX INC
filed 2002-04-01
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001



                                  Centrex, Inc.
             (Exact name of registrant as specified in its charter)

            Oklahoma                000-32021                    73-1554121
(State of other jurisdiction of (SEC File Number)           (I.R.S. Employer ID
 incorporation or organization)                                   Number)

                               8908 S. Yale Avenue
                                    Suite 409
                                 Tulsa, OK 74137
          (Address of principal executive offices, including zip code)

                                 (888) 492-1257
              (Registrant's Telephone Number, Including Area Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified price within the past 60 days. $6,104,000 as of March 28, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002, we had 16,560,000 shares of common stock, $0.001 par value, outstanding.

Information Required in Registration Statement

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

Part I.

Item 1. Description of Business

Centrex, Inc. is a research and development company that primarily focuses on the development of products that detect certain bacterial organisms. Currently, we own the exclusive worldwide license for the following technologies:

o A technology that is capable of confirming the presence of E. coli within minutes ("the E. coli detection system"). E. coli 0157 H7 is a strain of bacteria that can kill people. The Environmental Protection Agency ("EPA") mandates the testing of water for this deadly strain of E. coli; however, current testing methods require between 24-48 hours to obtain results. We have funded the development of a commercial prototype for the E. coli detection system at Los Alamos National Laboratory ("LANL"). Development of the commercial prototype is not complete.

o A technology capable of quickly identifying and quantifying levels of cryptosporidium in water ("the Cryptosporidium detection system"). Cryptosporidium can cause severe, even deadly, gastrointestinal illnesses. The EPA recognizes cryptosporidium is a major problem but concedes there is currently no practical, economical way to routinely test for its presence. We plan to engage a university research facility or engineering firm to develop a viable commercial design and manufacturing process for this technology, but we have not yet entered into any such agreement.

Additionally, we intend to sign an amended Sponsored Research agreement with LANL, which will shift the focus of the original research agreement to include the detection and quantitation of bacterial and viral biowarfare agents. The proposed prototype is designed to detect up to ten (10) different bioagents. The bioagents will be specified during the project, depending on the availability of pathogens and the identification of newly emerging threats by government agencies.

(a)    Business Development

       1.  Form and Year of Organization

       We are a development stage company incorporated in Oklahoma on October 6, 1998.

       2.  Bankruptcy or Receivership

       We have never been in bankruptcy or receivership.

       3.  Merger, Reclassification and Purchases of Assets

       E. coli Measurement Systems, Inc.

       We acquired the exclusive rights to the E. coli detection system on June 7, 1999, when we acquired 100% of the common stock of E. coli Measurement Systems, Inc. ("EMSI"), a Florida corporation. EMSI ceased to exist by reason of the transaction, and the rights and obligations of EMSI under their Exclusive License Agreement and Sponsored Research Agreement with the University of California ("the University") were assigned to us. The Merger Agreement was filed as Exhibit 8.1 to our Form 10-SB, as amended.

       The  Exclusive  License  Agreement  (the "E. coli  License"),  filed as
       Exhibit 6.1 to our Form 10-SB, as amended, gave us the exclusive worldwide rights to develop and market a system to detect microbial contamination, primarily E. coli bacteria, in food and water. Subsequent modifications to the agreement expanded the company's rights, beyond food and water, to include the detection of E. coli contamination in all fields of use. The E. coli License contains royalty payment provisions, which are discussed in Item 1. "Patent, Trademarks, Licenses, Royalty Agreements or Labor Contracts."

       The Sponsored Research Agreement (the "E. coli Research Agreement"), filed as Exhibit 6.3 to our Form 10-SB, as amended, provides for a 24-month research and development program to develop a prototype E. coli detection system at a cost to us of $410,000. Development of the prototype has been conducted at LANL. As of December 31, 2001, we had paid $279,500 of the $410,000 obligation.

       Safe Water Technologies, Inc.

       We acquired the exclusive worldwide rights to the Cryptosporidium detection system on September 17, 1999, when we acquired 100% of the common stock of Safe Water Technologies, Inc. ("SWT"), a Florida corporation in exchange for 950,000 shares of our common stock at par value, $0.001 per share. SWT ceased to exist by reason of the transaction and the rights and obligations of SWT under their Exclusive License Agreement with the University of South Florida Research Foundation ("USFRF") were assigned to us. The Merger Agreement was filed as Exhibit
       8.3 to our Form 10-SB, as amended.

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

(b)    Business of Issuer

       1. Principal Products and Services of Centrex and Their Markets

       If we are successful in obtaining the required funding, our primary product will be the multi-channel detector that will soon be under development at LANL through our sponsored research agreement. This detector will be an expansion of the E. coli detection system already under development at LANL and will rapidly detect up to 10 different bioagents such as anthrax and smallpox in food, air and water.

       The markets for this bioagent detection system include the following:

          Building Protection--protection for government buildings in the United
               States of which approximately 419,000 are owned and 76,357 are leased. Additionally, we plan to market our product to owners of commercial buildings. Currently there are approximately 4,169,643 commercial buildings in the United States.(1)

          Mobile Response Units--239 cities out of the 50 states currently have mobile response units. We plan to market our product to these cities and potentially others. (1)

          Hospitals--there  are  approximately  5,810  hospitals  in the  United
               States. All of these facilities could benefit from the use of a detection system that would help to ensure the protection of the patients. (2)

          Postal Service Offices, Stations and Branches--As the threat of anthrax continues for postal workers, we plan to market our product to these government facilities for the detection of anthrax and other potential biochemical warfare agents. (3)

          Airlines--there are approximately 8,617,000 airline departures in the United States every year. We plan to market our device to airlines for onboard detection of biological warfare agents. (1)

   (1) U.S. Census Bureau, Statistical Abstract of the United States 2001
   (2) American Hospital Association
   (3) United States Postal Service Annual Report 2001

       2. Distribution Method of Products and Services

       We do not have any manufacturing or distribution capacity. If viable commercial versions of the E. coli , biowarfare and cryptosporidium detection systems are produced, we plan to seek corporate marketing partners to market and distribute the products. We have not yet determined the commercial arrangements under which we would be willing to engage such a corporate marketing partner.

       3. Status of Publicly Announced Products or Services

       A prototype E. coli detection system is being developed at LANL. It is our intention to sign an amendment to the E. coli Research Agreement with LANL, which will shift the focus of the original research agreement to include the detection and quantitation of bacterial and viral biowarfare agents. This will allow the same detection system used for E. coli detection to be used to detect 8 to 10 biowarfare agents. If we are successful in obtaining funding for this project, we expect to have a working prototype of the biowarfare agent detection system available for testing at LANL during 2003. Once a viable commercial version of the technology has been produced and thoroughly tested, we plan to seek EPA endorsement of our product. To the best of our knowledge, no formal approval of the biowarfare detection system by the EPA is required before we can begin selling it in our potential markets. We believe that endorsement of our product by the EPA will enhance its marketability. We do not know how long such endorsement will take or if we will be successful in obtaining such endorsement.

       The cryptosporidium detection technology has demonstrated proof of principle in the research laboratory setting; however, extensive development is necessary to bring the commercial version of this invention to market. We do not have a development agreement to make a working prototype at this time.

       4. Competitive business Conditions, Competitive Position and Methods of Competition

       E. coli Detection

       There is currently no known detection method commercially available for the instantaneous identification of E. coli or other bioagents as a contaminant in food, air and water, and we are unaware of any other companies who are engaged in developing technology comparable to ours. We presently compete with PCR and bacterial culturing methods, which generally take 6-8 hours and 24 hours, respectively, to obtain results. Our competitive challenge will be to demonstrate to hospitals, government offices and airlines as well as testing laboratories that our E. coli and biowarfare detection systems provide reliable results in less time and at less cost than current testing methods. Companies with significantly greater financial, scientific, marketing and sales resources than ours are presently selling PCR and bacterial culturing equipment and supplies. There is no assurance that they won't develop technology comparable or superior to ours. There is no assurance that our E. coli detection system, if and when commercially available, will be accepted by the market or that we will be able to compete.

       Cryptosporidium Detection

       There is no known detection method commercially available for the instantaneous identification of cryptosporidium in water, and we are unaware of any other companies who are engaged in developing technology comparable to ours. Present cryptosporidium detection methods are unreliable and expensive. Our competitive challenge will be to demonstrate to water treatment facilities and testing laboratories that our Cryptosporidium detection system provides reliable results in less time and at less cost than current testing methods. Companies with significantly greater financial, scientific, marketing and sales resources than ours are presently selling equipment and supplies used to test for cryptosporidium. There is no assurance that they won't develop technology comparable or superior to ours. There is no assurance that our cryptosporidium detection system, if and when commercially available, will be accepted by the marketplace or that we will be able to compete.

       5. Sources of Raw Materials and the Names of Principal Suppliers

       We do not manufacture any products, so we have no need for raw materials. Once fully developed for commercialization, the E. coli detection system, the Cryptosporidium detection system and the biowarfare detection system can be easily manufactured from commercially available components. The major component of the E. coli and biowarfare detection systems is a focused beam dye laser along with some biochemical reagents and a DNA primer. This focused beam dye laser is a standard "off the shelf" unit available from a variety of suppliers. The Cryptosporidium detection system is based on a standard, widely available spectrophotometric assay technology. Even though the E. coli detection system, the Biowarfare detection system and the Cryptosporidium detection system are each manufactured from commercially available components, certain parts are proprietary. For example, the quantities of the biochemical reagents used in E. coli and Biowarfare detection systems are based on proprietary formulas. The Cryptosporidium detection system uses a proprietary computer algorithm to analyze and quantify the amount of cryptosporidium in a water sample. To date, we have not taken any steps to protect the proprietary formula for the biochemical reagents used in the E. coli and Biowarfare detection systems. We also have not taken any steps to protect the computer algorithm used in the Cryptosporidium detection system. There is no assurance that we will seek protection or that any protection will be available.

       6. Dependence on one or a few major customers

       We do not have any products for sale, so we are not dependent upon one or a few customers. We anticipate that our products will be sold to water treatment facilities and testing laboratories, as well as to hospitals, airlines and postal services worldwide; however, there is no assurance that we will not be dependent upon one or a few major customers.

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

       E. coli Detection System- Patent Pending

       The E coli detection system method is patent-pending. The E. coli detection method is owned by the University, and on December 18, 1998, they filed a provisional patent application. No patent has yet been issued, and there is no assurance that one will be issued.

       E. coli and Biowarfare Detection Systems- Proprietary Formula

       The quantities of the biochemical reagents used in E. coli and biowarfare detection systems are based on proprietary formulas. To date, we have not taken any steps to protect the proprietary formula. Doing so may force us to disclose the formulas publicly. There is no assurance that we will seek protection or that any protection will be available if sought.

       E. coli License

     We own the exclusive worldwide license to the E. coli detection system. The
     E. coli License required us to pay the University an initial fee of $7,000, which was paid on June 1, 1999, and subsequent modifications expanding the fields of use require us to pay them a yearly license fee of $5,000 on or before January 31 of each year during the term of the E. coli License. When we begin selling the E. coli detection system, we will pay them a royalty fee of three and one-half percent (3.5%) of the net sales during the term of the E. coli License. If a U.S. patent covering the E. coli detection system is issued, the E. coli License term will coincide with the life of the U.S. patent. If a U.S. patent is not issued, we intend to renegotiate with the University for a licensing term of at least 17 years, the normal life of a patent. If we fail to deliver to the University any report when due, the University may send us notice of default. If we fail to cure the default within 30 days, then the University may terminate the License Agreement.

       E. coli Research Agreement

       On June 1, 1999, development of the E. coli detection system began at LANL under the terms of a Sponsored Research Agreement with the University. The University conducts research at LANL under contract with the U.S. Department of Energy. The Sponsored Research Agreement specifies that scientists at LANL will develop a prototype detection system during the 21-month contract period at a cost of $410,000. Development consists primarily of miniaturizing the electronics and laser components of the unit and the production of schematics. The University will provide us at least 30 days notice if the actual cost to complete performance exceeds $410,000. If that occurs and we can not or will not pay the actual cost, the University has no obligation to continue or complete performance of the work. In addition, the University makes no express or implied warranty as to the conditions of the research or any intellectual property generated and is not liable for damages. The Sponsored Research Agreement is amortized over 21 months using the straight-line method, with amortization cost recorded as R&D expense. As of December 31, 2001, we had paid $279,500 of the $410,000 obligation. Payments are based on time and not on performance.

       Proposed Biowarfare Detection System Research Agreement

       It is our intention to sign an amendment to the E. coli Research Agreement with LANL, which will shift the focus of the original research agreement to include the detection and quantitation of bacterial and viral biowarfare agents. Under the proposed revised agreement, we will incur costs of $640,226. This amount is in addition to the remaining obligation due on the original E. coli Research Agreement, making the obligation due to the University total $919,226. Upon execution of the revised amendment, we will be required to pay $142,280. The associated costs of this amendment will be amortized over the 18-month life of the agreement and will be recorded as research and development expense. Each month thereafter, for 15 months, we will be required to pay $35,570 per month.

       Cryptosporidium License

       The cryptosporidium license did not require us to pay the University of South Florida ("USF") an initial license fee. As part of the Safewater Technologies, Inc. merger with us, USF was issued 196,000 shares of our common stock. When we begin selling the Cryptosporidium detection system, we will pay USF a royalty fee of two percent (2%) of revenue during the term of the Cryptosporidium License. The Cryptosporidium License term coincides with the life of the patent, which expires April 7, 2014. If additional patents are issued, the license term will coincide with the life of the last to expire patent.

       On July 27, 2001, we entered into a one-year consulting agreement with Sterling International, Inc. Pursuant to the Agreement, Sterling International, Inc. will perform consulting services related to the development and marketing of our products. See Part F/S--Notes to the Financial Statements, "Commitments and Contingencies", for more information concerning the services to be provided by and the payments to be made to Sterling International, Inc.

       8. Need for Governmental Approval

       Although, to our knowledge, no formal approval by the EPA is required before we can sell our products in the U.S., we plan to seek EPA endorsement. To obtain endorsement, we will have to demonstrate that our products are effective. The cost of proving efficacy to the EPA in a few demonstration projects would essentially be the cost of materials to the Company. These projects would be set up in installations where the EPA feels that E coli, biowarfare agents or cryptosporidium contamination is a significant problem, and thereby prove the efficacy of the technologies in a short term pilot project. We do not know how many projects will be needed or how long these projects will last. There may be additional or more rigorous certification requirements in Europe and Canada, but we have yet to discover these despite searching the literature and regulations.

       9. Effect of Existing or Probable Governmental Regulation

       We do not know how existing or pending governmental regulation will affect our business, either positively or negatively. There is no assurance that such regulation will not adversely affect our business.

       10. Estimate of the amount spent on research and development

       Under the terms of the E. coli Research Agreement, we agreed to pay the University a total of $410,000 to develop the prototype E. coli detection system. Through December 31, 2001, we have paid $279,500 of our original $410,000 obligation.

       Additionally, if the expansion of the Research Agreement is finalized, we will be under an additional obligation to pay the University $640,226. This will be recorded as research and development expense.

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

       12. Number of total employees and number of full time employees

       We have no full time employees. We have five part-time employees, including our sole officer and director. With the exception of our part-time accountant, none of our employees has received any cash compensation for his or her services to date.

       Our employees are each engaged in other business activities and devote such time as he or she feels is reasonably necessary to carry out our business. Our employees are also employees, shareholders and/or consultants with the same five other companies and perform similar duties for those companies, including accounting, SEC reporting, project management and administrative services. Although the other companies are engaged in business activities that are different from our business, there may exist potential conflicts in the amount of time each person devotes to our business. Consequently, developing our business may require a greater period of time than if our employees were employed by us on a full time basis. No policy has been established for the resolution of conflicts. Such conflicts may not be resolved in favor of Centrex. To date our former officer and director, Gifford Mabie, has devoted, on average, approximately 2 hours per week to Centrex's activities. Thomas Coughlin, our current officer and director, devotes approximately 10 hours per week to Centrex's activities.

Item 2. Description of Property

We lease our executive office at 8908 South Yale Avenue, Suite 409, Tulsa, Oklahoma 74137 from Oklahoma National Bank, a non-affiliated company. Our executive office is shared with other companies of which our officer and director and our employees may be shareholders. These companies share the $2,061 per month lease payment, of which our portion is approximately $412 per month.

Item 3. Legal Proceedings

On November 19, 2001, Quasar Irrevocable Trust, an entity established by the Company's former corporate counsel, a shareholder of the Company, filed suit in the district court of Tulsa County demanding payment of an outstanding loan and accrued interest aggregating $27,852 plus $2,700 for attorneys fees. The eventual outcome of the lawsuit is not certain. The Company's financial statements at December 31, 2001, include $30,288 related to the outstanding loan and accrued interest.

On January 24, 2002, Centrex, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the Plaintiffs, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs, which constitutes negligence. The Company seeks compensatory and punative damages including the return of 1,000,000 shares of the Company's common stock. The Company is working to resolve these disputes. At this time, the outcome is uncertain.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market for Common Equity and Related Stockholder Matters

(a)    Market information

       On December 24, 2001, our common stock began trading over the counter under the trading symbol "CNEX". The high and low bid information was obtained from Townsend, Inc. The quotations may reflect inter-dealer prices, without mark-ups, mark-downs, or commissions and may not reflect actual transactions:

                   Calendar Quarter Ended              High            Low
                   ----------------------              ----            ---
                   December 2001                       $1.75           $1.30
                   March 2002                          $1.30           $0.395

(b)    Holders

As of December 31, 2001, there were 50 holders of record of our common stock.

 (c)    Dividend Policy

We have not declared any dividends in the past and there is no present intent to declare dividends in the future.

Recent Sales of Unregistered Securities

On October 15, 2001, the Company issued 260,000 shares of its common stock to a consultant as payment for services valued at $26,000. The shares were valued using $0.10, which is the price used for similar transactions.

On December 11, 2001, the employees of Centrex, Inc. exercised options for 3,000,000 shares of the Company's common stock. The exercise price was par value of $0.001 per shares in accordance with Employee Stock Option Agreements. The option exercise price was paid by cancellation of a portion of outstanding loans owed to the individual employees by Centrex, Inc.

During the first quarter of 2002 we sold 900,000 units to three accredited investors. Each unit consisted of one share of Centrex, Inc. $0.001 par value common stock and one warrant exercisable at $0.50 on or before December 31, 2006. The unit price was calculated using the closing price of the Company's stock on the date of the first transaction ($0.43) discounted 58% due to the restrictive nature of the stock issued. We received $225,000 in cash for these transactions.

Item 6. Management's Discussion and Analysis or Plan of Operation

(a)   Plan of Operation

         1.  Plan of Operation Over the Next Twelve Months

         During the next twelve months we plan to raise money to complete the prototype development and testing of the E. coli and biowarfare detection systems. We do not know if such funding will be debt, equity, or a combination of both. We also do not know if such funding will be a private or a public offering. There is no assurance that we will be successful in obtaining the necessary funding or that the E. coli detection system and proposed biowarfare agent detection system will be commercially viable.

                  (i)  Cash Requirements

                  As of December 31, 2001, we had approximately $5,000. During the next twelve months, we must raise approximately $1.0 million in new capital. This capital will be used to complete the prototype development and testing of the E. coli and biowarfare detection systems, to begin and complete the prototype development and testing of the Cryptosporidium detection system, and to identify which regulatory approvals are required. There is no assurance that any additional capital will be available to us on acceptable terms when needed, if at all.

                  (ii) Product Development and Research Plan for the Next Twelve Months

                  E.coli and Proposed Biowarfare Agent Detection Systems The estimated time to final completion of the multi-channel biowarfare detection system is approximately 18 months. This new detection system is an expansion of the E. coli detection system already under construction and near completion at LANL. Once all payments to the University have been made, we expect to take delivery of the prototype devices, along with engineering specifications and blueprints. We then intend to get bids from a variety of bioelectronics instrument manufactures, based on the blueprints and engineering specifications, for the manufacture of a limited number (20-30) of the E. coli and biowarfare detection devices to be used in beta testing at various test sites that are representative of our targeted customer base. We expect the manufacturing and beta testing process to take 6-8 months. We plan to present our technology to the EPA for testing. There have been no formal discussions and no negotiations or agreements with any potential test sites.

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

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

(a)  Identify Directors and Executive Officers

         (1)-(4) Names, ages, positions, offices, business experience for the past five years

         Dr. Thomas R. Coughlin, Jr. has been our officer and director since February 1, 2002. Before that he was the Company's Medical Advisor. Prior to joining the Company in January 1999, Dr. Coughlin was a cardiovascular and transplant surgeon for more than 25 years. He holds an undergraduate degree in Chemistry from Seton Hall University (B.S.) and is a graduate of the University of Rochester School of Medicine and Dentistry (M.D.). He did his cardiovascular and transplant surgical training at the University of Illinois and Cook County Hospital in Chicago. Dr. Coughlin was Assistant Professor and Chief of Transplant Surgery at the University of Maryland from 1986 to 1990, starting the heart transplant program and performing the first successful heart transplant at the University Hospital. During that time, he also served as Medical Director of the Maryland Organ Procurement Center. From 1992 to 1995, he was Medical Director of Cardiovascular Surgical Services at Alexandria Hospital in Alexandria, VA, and from 1991 to 1995, he was Assistant Clinical Professor, Thoracic and Cardiovascular Surgery, at George Washington University Medical Center in Washington, D.C. From 1995 to January 1999, Dr. Coughlin practiced cardiovascular surgery in Tulsa, OK and was Assistant Clinical Professor at the University of Oklahoma Medical School.

 (b) Significant Employees

None

 (c) Family Relationships

None.

(d) Involvement in Legal Proceedings of Officers, Directors and Control Persons

None.

Item 10. Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
                                                             -------------------------------------
                                                             --------------------------- ---------
                                 Annual Compensation                   Awards            Payouts
                          ---------------------------------- --------------------------- ---------
                          ------------ ----------- --------- ----------- --------------- ---------
                                                   Other                                           All
    Name and                                       Annual    Restricted    Securities              Other
   Principal                                       Compen-   Stock         Underlying    LTIP      Compensa-
    Position       Year     Salary       Bonus     sation    Awards        Options/SARs  Payouts   tion
----------------- ------- ------------ ----------- --------- ----------- --------------- --------- ----------
----------------- ------- ------------ ----------- --------- ----------- --------------- --------- ----------

Gifford M.
Mabie, CEO*        2001   $100,000(1)  $50,000(2)    $-0-       $-0-          -0-          $-0-      $-0-
                   2000    $60,000(3)

*Mr. Mabie was the Company's CEO during all of 2001. He resigned February 1,2001
(1)  Accrued but not paid
(2)  Paid in the form of 500,000 shares of Centrex, Inc. common stock.
(3)  Estimated value of Mr. Mabie's services. Treated as a capital contribution.


                     Options/SAR Grants in Last Fiscal Year

                             Number of            % of Total
                             Securities           options/SARs  Granted
                             underlying           to
                             Options/SARs         Employees in           Exercise or
Name                         Granted              Fiscal Year            Base Price         Expiration Date
---------------------------- -------------------- ---------------------- ------------------ -----------------
---------------------------- -------------------- ---------------------- ------------------ -----------------
Gifford M. Mabie, CEO        850,000              28.3%                  $.001


Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the persons known by us to be the beneficial owners of more than 5% of the Company's common stock. Except as otherwise indicated, all information is as of December 31, 2001 and ownership consists of sole voting and investment power.

                                          Relationship           Common              Percentage of
Name and Address                          To Company             Shares Owned        Outstanding Shares
----------------------------------------- ---------------------- ------------------- ----------------------
----------------------------------------- ---------------------- ------------------- ----------------------
UTEK Corporation
202 Wheeler Street
Plant City, FL 33566                      Beneficial Owner       1,584,000 (1)       9.56%

Frederick K. Slicker
1628 E 36th Court
Tulsa, OK 74105                           Beneficial Owner       1,000,000 (2)       6.0%

Vicki L. Pippin
8908 S. Yale Ave., #409
Tulsa, OK 74137                           Employee               1,400,000           8.45%

Thomas R. Coughlin, Jr.
8908 S. Yale Ave., #409
Tulsa, OK 74137                           Officer and Director   1,300,000           7.85%

Rhonda R. Vincent
8908 S. Yale Ave., #409
Tulsa, OK 74137                           Employee               1,125,000           6.79%

Dean Guise
1393 Kenny St.
Coquitlam, British
Columbia V3E 2R1                          Beneficial Owner       1,000,000           6.0%

Sole Officer and Director and  Employees
as a Group (3 persons)                                           3,825,000           23.09%

Beneficial Owners as a Group (3 persons)
                                                                 3,584,000           21.64%

Sole  Officer  and  Director,  Employees
and  Beneficial  Owners,  as a Group  (6
persons)                                                         7,409,000           44.74%


(1) UTEK is a technology merchant that specializes in the transfer of technology from universities and government research facilities to the private sector. UTEK has relationships with major universities and government research facilities in the U.S. and in Europe. There are no common officers, directors or employees between UTEK and Centrex.

(2) Mr. Slicker is a founder and former officer of Centrex. He ceased to be an officer in February, 2000. Mr Slicker's shares are the subject of a lawsuit filed by us (See "Legal Proceedings").

Item 12. Certain Relationships and Related Transactions

(a)   Describe Related Party Transactions

The Company's officers, directors and employees are officers, directors and/or employees of other companies. The Company shares staff, office space and other administrative expenses with these other companies and from time to time borrows from and makes cash advances to the other companies. All such borrowing and advances are non-interest bearing. At December 31, 2001, the Company had recorded payables of $6,315 to the related companies included in "Related party payables" in the accompanying balance sheet.

To date, we have borrowed $343,175 from our shareholders to fund our operations. As of December 31, 2001, we owed interest totaling $111,088. Interest accrues at 16% since the notes are in default. Attempts to obtain funding from unrelated parties have not been successful. The notes are unsecured obligations of the Company. The interest rates are comparable to those charged by credit card issuers. The shareholders are under no obligation to continue funding the Company's activities and there is no assurance that they will continue to do so. With the exception of a claim filed on November 19, 2001, no shareholder has made demand for payment.

Item 13. Exhibits and Reports on Form 8-K

Exhibits:
         See Part III, "Index to and Description of Exhibits"

Reports on Form 8-K:
         The Company had no Form 8-K filings during the fourth quarter of 2001.

                                    Part F/S


                          INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

Independent Auditors' Report..........................................      15

Balance Sheet At December 31, 2001....................................      16

Statements Of Operations From Inception (October 6, 1998)
through December 31, 2001 And For The Years Ended
December 31, 2001 and 2000...........................................       17

Statements Of Cash Flows From Inception (October 6, 1998)
Through December 31, 2001 And For The Years Ended
December 31, 2001 and 2000............................................      18

Statements Of Shareholders' Equity From Inception
(October 6, 1998) Through December 31, 2001...........................      19

Notes To Financial Statements From Inception
(October 6, 1998) Through December 31, 2001,
And For The Years Ended December 31, 2001 and 2000....................      20

                                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Centrex, Inc.

We have audited the accompanying balance sheet of Centrex, Inc., a Development Stage Company, as of December 31, 2001, and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 2001 and 2000, and for the period from inception (October 6, 1998) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centrex, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period from inception (October 6, 1998) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Tullius Taylor Sartain & Sartain LLP
Tulsa, Oklahoma
February 8, 2002

                                  Centrex, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                December 31, 2001

            ASSETS

                                                                    December 31,
                                                                            2001
                                                                    ------------
Current Assets
Cash                                                                    $ 5,278
                                                                    ------------
Total Current Assets                                                      5,278
                                                                    ------------
Other Assets
Other Assets                                                              1,264
Licensed Technology, Net                                                  5,936
                                                                    ------------
Total Other Assets                                                        7,200
                                                                    ------------

TOTAL ASSETS                                                           $ 12,478
                                                                    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable                                                       $ 19,305
Rent and Other Expenses Payable to Related Parties                       14,835
Payable to University of California                                     130,500
Payable to Sterling International                                        50,000
Accrued Salaries                                                        400,000
Notes Payable to Shareholders and Related Parties                       349,490
Accrued Interest on Notes Payable to Shareholders and
   Related Parties                                                      111,088
                                                                     -----------
Total Current Liabilities                                             1,075,218

Shareholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
No shares issued or outstanding                                               -
Common Stock, $0.001 par value, 45,000,000 shares authorized,
15,660,000 shares issued and outstanding                                 15,660
Common Stock Subscribed                                                 (50,000)
Paid in Capital                                                         546,415
Deficit accumulated during the development stage                     (1,574,815)
Total Shareholders' Deficit                                          (1,062,740)
                                                                     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                            $ 12,478
                                                                     ===========

The accompanying notes are an integral part of the financial statements.

                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
         From Inception (October 6, 1998) Through December 31, 2001, and
                 For The Years Ended December 31, 2001 and 2000

                                                 From inception
                                               (October 6, 1998)
                                                        through          Year Ended          Year Ended
                                                   December 31,        December 31,        December 31,
                                                           2001                2001                2000
                                            ------------------------------------------------------------
Revenue                                                     $ -                 $ -                 $ -

Expenses
Research and development                                418,770              47,559             234,285
General and administrative                            1,043,344             830,463             115,956
                                            ------------------------------------------------------------
   Total operating expenses                           1,462,114             878,022             350,241
                                            ------------------------------------------------------------

Operating loss                                       (1,462,114)           (878,022)           (350,241)

Interest expense                                        112,701              54,814              45,525
                                            ------------------------------------------------------------

Net loss                                           $ (1,574,815)         $ (932,836)         $ (395,766)
                                            ------------------------------------------------------------

Weighted average shares outstanding                   8,231,159          10,347,890           7,950,000
                                            ------------------------------------------------------------

Loss per share                                          $ (0.19)            $ (0.09)            $ (0.05)
                                            ------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
         From Inception (October 6, 1998) Through December 31, 2001, and
                 For The Years Ended December 31, 2001 and 2000

                                                                   From inception
                                                                 (October 6, 1998)
                                                                          through      Year Ended        Year Ended
                                                                     December 31,    December 31,      December 31,
                                                                             2001            2001              2000
                                                                ----------------------------------------------------
Operating Activities
Net Loss                                                             $ (1,574,815)     $ (932,836)       $ (395,766)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                                      411,290          39,547           234,817
Services Contributed by Employees and Consultants                         375,125         335,000            17,600
Common Stock issued for Services                                              975             975                 -
Common Stock Issued to Non-Employees for Services                          26,000          26,000                 -
Compensation Cost for Non-Employee Options                                 25,000         (52,000)           77,000
Change in Working Capital Accounts:
Accrued Salaries                                                          400,000         400,000                 -
Prepaid Expenses                                                                -               -             1,250
Accounts Payable                                                           19,305          11,149             8,100
Interest Payable                                                          111,088          53,201            45,525
Payable to Sterling International                                          50,000          50,000                 -
Rent and Other Expenses Payable to Related Parties                         14,835           7,480             3,824
                                                                ----------------------------------------------------
Net cash used in operating activities                                    (141,197)        (61,484)           (7,650)
                                                                ----------------------------------------------------


Financing Activities
Sale of Common Stock for Cash                                              81,460          75,000                 -
Loans from Related Parties                                                376,848           8,715           111,500
Payment of Loans from Related Parties                                     (25,333)        (17,000)                -
                                                                ----------------------------------------------------
Net cash provided by financing activities                                 432,975          66,715           111,500
                                                                ----------------------------------------------------

Investing Activities
Purchase of Licensed Technology                                            (7,000)              -                 -
Payments for Sponsored Research                                          (279,500)              -          (104,500)
                                                                ----------------------------------------------------
Net cash used in investing opportunities                                 (286,500)              -          (104,500)
                                                                ----------------------------------------------------

Change in Cash                                                              5,278           5,231              (650)
                                                                ----------------------------------------------------

Cash at Beginning of Period                                                     -              47               697
                                                                ----------------------------------------------------

Cash at End of Period                                                     $ 5,278         $ 5,278              $ 47
                                                                ----------------------------------------------------

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest                                                    $ 1,582         $ 1,582               $ -
                                                                ----------------------------------------------------

Non-cash investing and financing activities
Common stock issued as payment of loans to related parties                $ 2,025         $ 2,025               $ -
                                                                ----------------------------------------------------


The accompanying notes are an integral part of the financial statements.

                                  Centrex, Inc.
                          (A Development Stage Company)

                       Statements of Shareholders' Equity
           From Inception (October 6, 1998) through December 31, 2001

                                                                                                              Deficit
                                                                                                          Accumulated
                                                                                    Common                 During the
                                                Preferred      Common       Par      Stock     Paid In    Development
                                                    Stock       Stock     Value    Subscr.     Capital          Stage          Total
                                                ------------------------------------------------------------------------------------

Balance at Inception (October 6, 1998)                $ -          $ -       $ -       $ -         $ -            $ -           $ -
Common Stock Issued to Founders                         -    6,100,000     6,100                      -             -         6,100
Contributed Capital by Founders                         -            -         -         -         125              -           125
Common Stock Issued for Cash to Third-Party             -      360,000       360         -           -              -           360
Common Stock Issued for E.Coli Merger                   -      540,000       540         -           -              -           540
Common Stock Issued for Safe Water Merger               -      950,000       950         -           -              -           950
Contribution of Services by Employees                   -            -         -         -      22,400              -        22,400
Net Loss Accumulated through December 31, 1999          -            -         -         -           -       (246,213)     (246,213)
                                                ------------------------------------------------------------------------------------

Balance at December 31, 1999                            -    7,950,000     7,950         -      22,525       (246,213)     (215,738)
Contribution of Services by Employees                   -            -         -         -      17,600              -        17,600
Compensation Cost for Non-Employee Options              -            -         -         -      77,000              -        77,000
Net loss for 2000                                       -            -         -         -           -       (395,766)     (395,766)
                                                ------------------------------------------------------------------------------------

Balance at December 31, 2000                            -    7,950,000     7,950         -     117,125       (641,979)     (516,904)
Common Stock Issued to Third Parties                    -      600,000       600         -      74,400              -        75,000
Common Stock Subscribed                                 -      500,000       500   (50,000)     49,500              -             -
Shares Issued to Employees and Consultants              -    3,350,000     3,350         -     331,650              -       335,000
Employees Exercise of Options                           -    3,000,000     3,000         -           -              -         3,000
Value of Common Stock Issued to Non-Employees           -      260,000       260         -      25,740              -        26,000
Compensation Cost for Non-Employee Options              -            -         -         -      25,000              -        25,000
Write-off of Comp. for Non-Employee Option              -            -         -         -     (77,000)             -       (77,000)
Net loss for 2001                                       -            -         -         -           -       (932,836)     (932,836)
                                                ------------------------------------------------------------------------------------

Balance at December 31, 2001                          $ -   15,660,000   $15,660  $(50,000)   $546,415    $(1,574,815)  $(1,062,740)
                                                ====================================================================================


The accompanying notes are an integral part of the financial statements.

                                  Centrex, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
         From Inception (October 6, 1998) Through December 31, 2001 and For the Years Ended December 31, 2001 and 2000


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

Compensation of Officers and Employees
For the period from inception through March 31, 2001, the Company's officers and other employees served without pay or other non-equity compensation. Effective April 1, 2001, the Company began accruing compensation pursuant to employment agreements. For the year ended December 31, 2001 and 2000, and for the period from inception (October 6, 1998) to December 31, 2001, the Company recorded $600,000, $17,600 and $640,125, respectively, as compensation expense.

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

New Accounting Standards
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of 2001. Through December 31, 2001, the Company did not engage in hedging activities or transactions involving derivatives.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. This method requires the accounts of an acquired institution to be included with the acquirer's accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution. The Company will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

In June 2001, the FASB issued SFAS No. 142, "Goodwill And Other Intangible Assets", and SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets", and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, and APB Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual And Infrequently Occurring Events And Transactions". SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, which will adopt SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its financial statements.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $1,574,815 for the period from inception (October 6, 1998) to December 31, 2001, and a net loss of $932,836 and $395,766 for the years ended December 31, 2001 and 2000, respectively. Management intends to provide the necessary development and operating capital through sales of its common stock and its products, if successfully developed. At December 31, 2001, the Company was unable to pay its obligation to the University. The University has suspended product research and development until the obligation is paid. Though no formal approval by the EPA is required before the Company's products, if successfully developed, can be sold in the U.S., the Company hopes to enhance the marketability of its products by obtaining an endorsement, as a viable E.coli detection method, by the EPA. To obtain such endorsement the Company will have to prove efficacy to the Agency's satisfaction in one or more demonstration projects. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to complete the development of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On November 19, 2001, in the district court of Tulsa County, Quasar Irrevocable Trust filed a petition against the Company demanding payment for outstanding loans due from Centrex, Inc. At December 31, 2001, these loans totaled $21,883 with accrued interest in the amount of $8,404 and are included as current liabilities in the accompanying balance sheet. The Company is working to resolve this dispute and believes that the outcome will not have a material effect on the financial statements of the Company.

Note 3--E.coli Measurement Systems, Inc. Merger

On June 7, 1999, the Company completed an Agreement and Plan of Merger with E.coli Measurement Systems, Inc., a Florida corporation ("EMSI"), whereby the Company issued 540,000 shares of its common stock for all the issued and outstanding common stock of EMSI to UTEK Corporation ("UTEK"), the sole shareholder of EMSI. EMSI ceased to exist by reason of the merger, and the assets and liabilities of EMSI became assets and liabilities of Centrex. The assets of EMSI were an exclusive license agreement and a sponsored research agreement, each with the University of California ("the University"), to develop and market a system to detect microbial contamination in food and water. The University conducts research and development at Los Alamos National Laboratory ("LANL") for the U.S. Department of Energy. The liabilities of EMSI were to pay the University $7,000 for the exclusive license and $410,000 over a 21 month period to develop the detection system. Centrex paid the license fee in full on June 1, 1999. As of December 31, 2001, the Company has paid $279,500 of the $410,000 Sponsored Research obligation.

The EMSI merger was accounted for as a purchase. The purchase price of $540 was based on the number of shares issued at par value of $0.001 per share. Par value per share was used to value the purchase because all previous share issuances, consisting solely of issuances to founders, were based on par value, and there was no public market for the Company's stock. EMSI had only recently been formed for the purpose of entering into the License and Sponsored Research Agreements. The values assigned to the License and Sponsored Research Agreements of $7,000 and $410,000, respectively, were based on EMSI's cost. Since EMSI had no operations prior to entering into the License and Sponsored Research Agreements with the University and since EMSI ceased to exist by reason of the Merger, no pro forma financial information is presented.

The $540 value of the common stock issued in the EMSI Merger is included on the Company's balance sheet as Licensed Technology and is being amortized over 17 years, which is coincident with the life of the exclusive license.

Note 4--Safe Water Technologies, Inc. Merger

Effective September 27, 1999, the Company completed an Agreement and Plan of Merger with Safe Water Technologies, Inc., a Florida corporation ("SWT"), whereby the Company agreed to issue 950,000 shares of its common stock for all the issued and outstanding common stock of SWT. The majority shareholders of SWT, UTEK Corporation and the University of South Florida Research Foundation, received 684,000 and 190,000 shares of Centrex common stock, respectively. The remaining 76,000 shares of Centrex common stock was issued to a non-affiliated individual shareholders of SWT. As of December 31, 2001, UTEK Corporation owned 1,584,000 shares, or 10%, of the common stock of Centrex.

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

Note 5--Licensed Technologies

On June 1, 1999, the Company paid $7,000 in cash to the University of California for the exclusive worldwide license to develop and market the E.coli detection system. The exclusive license is being amortized over 17 years using the straight-line method. At December 31, 2001, accumulated amortization was $1,064.

The cost of the exclusive worldwide license to market the Cryptosporidium detection system is being amortized over 17 years using the straight-line method. At December 31, 2001, accumulated amortization was $144.

Note 6--Sponsored Research Agreement

As of December 31, 2001, the Company has paid $279,500 of its $410,000 obligation to the University under the terms of a Sponsored Research Agreement. The University is conducting its research at LANL. The Sponsored Research Agreement specifies that scientists at LANL will develop a prototype detection system during the 21-month contract period. The Sponsored Research Agreement was amortized over 21 months using the straight-line method, with amortization cost recorded as research and development expense. Amortization for the years ended December 31, 2001 and 2000, totals $39,048 and $234,286, respectively. At December 31, 2001, the asset was fully amortized.

Note 7--Payable to University of California

On June 1, 1999, the Company agreed to pay for the $410,000 Sponsored Research Agreement with the University of California over a period of 21 months. As of December 31, 2001, the Company owed the University $130,500. The Company is not in compliance with the Sponsored Research Agreement because its payments to the University are not current. The Company has had verbal discussions with the University about the payments, but no written agreement to extend the payment terms has been signed. According to the terms of the License, the University of California has the right to terminate the license for non-payment of the Sponsored Research Agreement however, the Company has not received such notice.

Note 8- Related Party Transactions

The Company's officers, directors and employees may also be officers, directors and employees of other companies. The Company shares staff, office space and other administrative expenses with these other companies and from time to time borrows from and makes cash advances to the other companies. The existence of the common control and transactions with the related companies could result in operating results or financial position of the Company being significantly different from that if the Company were autonomous.

Since inception, the Company's activities have been funded mainly by loans from its shareholders. At December 31, 2001, the following amounts were payable:

         Rent and Other Expenses Payable to Related Parties     $   14,835
         Notes Payable to Shareholders and Related Parties         349,490
         Accrued Interest- Notes Payable to Shareholders           111,088

Rent and Other Expenses Payable to Related Parties
Centrex's executive office is leased from the Oklahoma National Bank, a non-affiliated company, under the terms of a lease agreement that expires May 31, 2002. The office is shared with other companies in which Centrex's sole officer and director and its employees may be officers, directors and/or employees. Centrex's share of the $3,000 per month lease payment is approximately $600 per month.

Notes Payable to Shareholders
During the year ended December 31, 2001, the Company repaid $17,000 and accrued interest of $1,582 to Gifford Mabie, the Company's sole officer and director. The following table provides details about the notes payable to shareholders at December 31, 2001. Each note is an unsecured obligation of the Company:

                                                                                         Principal           Accrued
                                                                            Default        Balance          Interest
                                   Date of   Principal Interest             Interest    Payable at           Payable
              Payee                 Note      Amount      Rate    Due Date     Rate       12/31/01       at 12/31/01
              -----                 ----      ------      ----    --------     ----       --------       -----------
Investor  Relations Corp (a)      04/12/99       $7,000   12%     04/12/00     16%          $7,000*           $2,532
Quasar Trust (b)                  06/01/99      $20,834   12%     12/31/99     16%         $20,833*           $8,135
Rhonda Vincent (c)                06/01/99      $20,834   12%     12/31/99     16%         $20,434*           $8,131
Vicki Pippin (c)                  06/01/99      $20,833   12%     12/31/99     16%         $20,458*           $8,131
Thomas Coughlin (c)               06/01/99      $20,833   12%     12/31/99     16%         $20,434*           $8,131
Morgan-Phillips, Inc.(d)          06/01/99      $20,833   12%     12/31/99     16%         $20,833*           $8,135
Mabie Childrens' Trust (e)        06/01/99      $20,833   12%     12/31/99     16%         $20,833*           $8,135
Gifford Mabie (f)                 08/24/99      $52,500   12%     08/24/00     16%         $51,650*          $17,679
Investor Relations Corp.          11/12/99      $19,550   12%     11/12/00     16%         $19,550*           $5,900
Morgan-Phillips, Inc.             12/07/99      $35,069   12%     12/07/00     16%         $35,069*          $10,200
Morgan-Phillips, Inc.             12/23/99       $9,181   12%     12/23/00     16%          $9,181*           $2,606
Investor Relations Corporation    02/23/00      $17,000   12%     02/23/01     16%         $17,000*           $4,363
Rhonda Vincent                    02/23/00      $36,450   12%     02/23/01     16%         $36,450*           $9,355
Quasar Trust                      02/23/00       $1,050   12%     02/23/01     16%          $1,050*             $270
Rhonda Vincent                    03/15/00       $5,000   12%     02/23/01     16%          $5,000*           $1,238
Vicki Pippin                      05/01/00      $17,500   12%     05/01/01     16%         $17,500*           $3,972
Vicki Pippin                      05/08/00      $17,500   12%     05/08/01     16%         $17,500*           $3,918
Investor Relations Corporation    02/08/01       $2,400   12%     02/08/02     16%          $2,400              $257
                                                                                      -------------  ----------------
                                                                                          $343,175          $111,088
                                                                                      -------------  ----------------

* These notes are in default because payment was not made by the due date. The total principal balance in default at December 31, 2001, was $340,775. This balance now accrues interest at 16% annually.

(a) Investor Relations Corporation is an Oklahoma corporation owned by Rhonda Vincent, a shareholder and employee of Centrex.

(b) Quasar Trust is an irrevocable trust established for the benefit of the children of Frederick K. Slicker, a shareholder and former employee of Centrex. The trustee of the Quasar Trust is James Sage.

(c)  Employee of Centrex as of December 31, 2001.

(d) Morgan-Phillips, Inc. is a privately-held Oklahoma corporation. The president of Morgan-Phillips, Inc. is Bonnie Porterfield. There is no common ownership or common directors, officers or employees between Centrex and Morgan-Phillips, Inc.

(e) Mabie Childrens' Trust is an irrevocable trust established for the benefit of the children of Gifford and Sheryl Mabie. The trustee of the Mabie Childrens' Trust is Kay Bridger-Riley.

(f) Mr. Mabie was the sole officer and director of Centrex through January 31, 2002.

Note 9--Commitments and Contingencies

Consulting Agreement with Sterling International, Inc.
On July 27, 2001, the Company entered into a one year consulting agreement with Sterling International, Inc. The agreement calls for Sterling to coordinate product development, conduct market research, develop manufacturing and distribution alliances, build pricing structure, conduct promotional activities and, if the product is ready to be sold, to develop and manage operating budgets, coordinate product delivery and customer service. The Company agreed to pay Sterling a fee of $25,000 upon signing the agreement, and a management fee of $10,000 per month commencing August 1, 2001, and continuing through the term of the agreement. The Company also agreed to reimburse Sterling for all reasonable out of pocket business expenses. In connection with the consulting agreement, Sterling was granted options to purchase up to 1,342,500 shares of Centrex common stock at par value $0.001 per share. The options become vested in stages upon the achievement of certain performance milestones. The performance milestones and the compensation cost recorded by the Company in connection with the option grant are described in Note 11 of the notes to financial statements.

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


Rent Expense
The Company's executive office is leased from a third party under the terms of a lease agreement that expires May 31, 2002. The office is shared with other companies in which Centrex's sole officer and director and employees may be officers, directors and/or employees. For the years ended December 31, 2001 and 2000, the Company recorded $7,942 and $3,568 respectively, for rent expense. The minimum annual lease payments pursuant to the lease agreement and the Company's estimated share are scheduled as follows:

        For the Periods Ended     Minimum Annual Lease   Company's Estimated
                  December 31                 Payments                 Share
  ---------------------------- ------------------------ ---------------------
             2002                              $10,305               $ 2,061

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

On July 27, 2001, in connection with the Sterling International, Inc. consulting agreement, Sterling was granted options to purchase up to 1,342,500 shares of Centrex common stock valued at $0.10 per share. The options become vested in stages upon the achievement of certain performance milestones. The performance milestones and the compensation cost recorded by the Company in connection with the option grant are described in detail in Note 11.

On August 8, 2001, the Company sold 100,000 shares of its common stock to an accredited investor for $25,000 in cash.

On October 15, 2001, the Company issued 260,000 shares of its common stock to a consultant as payment for services valued at $26,000. The shares were valued using $0.10, which is the price used for similar transactions.

On December 11, 2001, the employees of Centrex, Inc. exercised options for 3,000,000 shares of the Company's common stock. The exercise price was par value of $0.001 per shares in accordance with Employee Stock Option Agreements. The option exercise price was paid by cancellation of a portion of outstanding loans owed to the individual employees by Centrex, Inc.

Description of Capital Stock

Centrex is authorized to issue 45,000,000 Shares of common stock, par value $0.001 per share, of which 15,660,000 shares were outstanding as of December 31, 2001. Centrex is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

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

Note 11--Stock Options

On November 1, 1998, the Board of Directors and shareholders approved the adoption of the Centrex Inc. 1998 Incentive Stock Option Plan (the "Plan"), pursuant to which 3,000,000 shares of common stock were reserved. Stock options granted under the Plan expire ten years from the date of grant. As of December 31, 2001, no options were outstanding.

Options Granted to Non-Employees
As consideration for the termination of his employment agreement (see Note 10), the Board granted Mr. Puryear options to purchase up to 350,000 shares of common stock at an exercise price of $0.50 per share. The options expire September 30, 2010. The exercise price was greater than the fair value of the Company's common stock, as determined by the Board, on the date of grant. The Company recorded $0 as compensation cost related to the option grant. Compensation cost was based on an estimated fair value of $0.001 per share. The estimated fair value was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price of $0.001 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 0.0.

On July 27, 2001, in connection with the Sterling International, Inc. consulting agreement, Sterling was granted options to purchase up to 1,342,500 shares of Centrex common stock at par value $0.001 per share. The options become vested in stages upon the achievement of performance milestones as follows: 1)Upon execution of the consulting agreement, 250,000 options vested, 2) Upon acceptance by the Board of Directors of a marketing plan, 250,000 options will vest, 3) Upon production of a product for commercial use, 250,000 options will vest, 4) If more than $1,000,000 in product sales are achieved, 250,000 options will vest, and 5) Upon the first quarter of profitable operations, 342,500 options will vest. Compensation cost will be recorded when the options vest. On July 27, 2001, the Company recorded $25,000 in compensation cost in connection with the 250,000 options that vested upon signing of the consulting agreement. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001 per share; stock price of $0.10 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 5 years; and estimated volatility of 0.0%. The stock price was based on previous share issuances to third party investors.


                                                                        Year Ended December 31, 2001
                                                                    -------------------------------------
                                                                                        Weighted Average
                                                                                          Exercise Price
                                                                              Shares
                                                                    ----------------- -------------------
         Non-Employees
         Outstanding, December 31, 2000                                     350,000                $0.50
         Granted to Sterling International                                1,342,500               $0.001
         Exercised                                                              ---                  ---
         Forfeited                                                              ---                  ---
                                                                    -----------------
                                                                    -----------------
         Outstanding, December 31, 2001                                   1,692,500               $0.10
                                                                    -----------------
                                                                    -----------------
         Exercisable, December 31, 2001                                     600,000               $0.29
                                                                    -----------------
                                                                    -----------------
         Weighted  average  fair value of
         options  granted  during period                                      $0.10
                                                                    -----------------

The following table summarizes information about stock options outstanding at December 31, 2001:


NON-EMPLOYEES:
                                          Options Outstanding                  Options Exercisable
                                ------------------------------------------ ------------------------------
                                                    Weighted
                                                     Average     Weighted                       Weighted
                                       Number      Remaining      Average         Number         Average
         Range of exercise        Outstanding    Contractual     Exercise    Exercisable  Exercise Price
         prices                   at 12/31/01           Life        Price    at 12/31/01
         ---------------------- -------------- -------------- ------------ -------------- ---------------

         $0.001-$0.50              1,692,500            5.58       $0.10        600,000           $0.29

Note 12--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the year ended December 31, 2001, temporary differences consist of compensation recognized for issuance of options. The components of the Company's deferred income tax asset are as follows:

                                                                  From inception
                                                               (October 6, 1998)
                                                      through December 31, 2001
                                                      --------------------------

       Net operating loss carryforward                                 $254,345
       Temporary differences                                              8,752
       Valuation allowance for deferred tax asset                     $(263,097)
                                                      --------------------------

       Net deferred tax asset                                              $---
                                                      --------------------------


Note 13--Subsequent Events

On January 25, 2002, Centrex, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiff, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs which constitutes negligence. The Company is seeking actual, punitive and compensatory damages in excess of $10,000 each. On March 25, 2002, the defendant filed an answer and counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, breach of fiduciary duty, tortious interference and conversion. The Company believes that the defendant's claims are without merit and intends to vigorously defend against such claims.

On February 1, 2002, as reported in the Company's filing on Form 8-K, Gifford Mabie resigned as the Company's sole officer and director. Dr. Thomas Coughlin, Jr. was appointed as the new sole officer and director.

                                    PART III

Index to and Description of Exhibits

Exhibit Number
                                                   Description of Exhibit
---------------- --------------------------------------------------------------------------------------------
2.1 *            Certificate of Incorporation dated October 6, 1998
2.2 *            Bylaws of the Registrant Adopted October 6, 1998
3.1 *            Form of Common Stock Certificate
4.2 **           Centrex Inc.'s First Amended Employee Incentive Stock Option Plan
6.1 *            License  Agreement  between  E.  coli  Measurement  Systems,  Inc.  and the  University  of
                 California dated February 18, 1999, as modified
6.2 *            License  Agreement  between  Safe Water  Technologies,  Inc.  and the  University  of South
                 Florida Research Foundation dated September 22, 1999
6.3 *            Funds-In  Agreement  between  E. coli  Measurement  Systems,  Inc and Los  Alamos  National
                 Laboratory Dated February 17, 1999
6.4 *            Investor   Relations  Services  Agreement  and  Option  Agreement  between  Registrant  and
                 Morgan-Phillips, Inc.
6.5 *            Form of Indemnification Agreement
6.6 *            Centrex, Inc. 1998 Stock Option Plan dated November 1,1998
6.7 *            Employment Agreement between Registrant and James W. Puryear dated November 1, 1999
6.8 *            Novation Agreement dated April 27, 1999
8.1 *            Agreement and Plan of Merger  between  Registrant  and E. coli  Measurement  Systems,  Inc.
                 dated March 15, 1999
8.2 *            Certificate of Merger dated June 7, 1999
8.3 *            Agreement and Plan of Merger  between  Registrant and Safe Water  Technologies,  Inc. dated
                 September 17, 1999
8.4 *            Certificate of Merger dated September 24, 1999
10.1 ****        Consulting Agreement with Sterling International, Inc.
23.0 ****        Consent of Tullius Taylor Sartain and Sartain LLC
99.1 ***         Press release dated February 1, 2002

   * Filed with Amended Form 10-SB, filed March 23, 2001
  ** Filed with S-8 Registration Statement Filed November 21, 2001 *** Filed with Form 8-K filed February 5, 2002
**** Filed as an exhibit to this Form 10-KSB

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Centrex, Inc.


                            /s/ THOMAS R. COUGHLIN, JR.

                            --------------------------------------
                            Thomas R. Coughlin, Jr.
                            Sole Officer and Director

April 1, 2002