Form 10QSB
period 2002-03-31
CENTREX INC
filed 2002-05-15
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                 For the quarterly period ended March 31, 2002

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
       For the Transition Period from _____________ to _________________

                         Commission file number: 0-26915

                                  CENTREX, INC.
        (Exact name of small business issuer as specified in its charter)

               OKLAHOMA                                      73-1554121
     (State or other jurisdiction
     of incorporation or organization)                 (IRS Employer I.D. No.)

                        8908 South Yale Avenue, Suite 409
                           Tulsa, Oklahoma 74137-3545
                    (Address of principal executive officers)

                                 (888) 492-1257
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 16,560,000 shares of Common Stock, $0.001 par value, outstanding as of April 30, 2002.

                          PART 1--FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at March 31, 2002 (Unaudited).........................................................     3

Statements of Operations For The Period From Inception (October 6, 1998) To March 31, 2002 And For The
Three Months Ended March 31, 2002 and 2001 (Unaudited)..............................................     4

Statements of Cash Flows For The Period From Inception (October 6, 1998) to March 31, 2002 And For The
Three Months Ended March 31, 2002 and 2001 (Unaudited)..............................................     5

Notes to the Financial Statements (Unaudited).......................................................     6



                                  Centrex, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                           March 31, 2002 (Unaudited)

            ASSETS


                                                                 March 31, 2002
                                                                 --------------
Current Assets
Cash                                                                   $ 84,812
Prepaid Legal Fees                                                        7,327
Related Party Receivables                                                14,514
                                                                 --------------
Total Current Assets                                                    106,653
                                                                 --------------
Other Assets
Other Assets                                                              1,242
Licensed Technology, Net                                                  5,833
                                                                 --------------
Total Other Assets                                                        7,075
                                                                 --------------
TOTAL ASSETS                                                          $ 113,728
                                                                 ==============
                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                                       $ 16,353
Rent and Other Expenses Payable to Related Parties                        1,562
Payable to Tequest Capital                                              240,300
Payable to University of California                                     130,500
Payable to Sterling International                                        50,000
Accrued Salaries                                                        500,000
Notes Payable to Shareholders and Related Parties                       338,932
Accrued Interest on Notes Payable to Shareholders
 and Related Parties                                                    124,556
                                                                 --------------
Total Current Liabilities                                             1,402,203
                                                                 --------------
Shareholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
No shares issued or outstanding                                               -
Common Stock, $0.001 par value, 45,000,000 shares authorized,
16,560,000 shares issued and outstanding                                 16,560
Common Stock Subscribed                                                 (50,000)
Paid in Capital                                                       1,040,215
Deficit accumulated during the development stage                     (2,295,250)
                                                                 --------------
Total Shareholders' Deficit                                          (1,288,475)
                                                                 --------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           $ 113,728
                                                                 ==============


The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
          From Inception (October 6, 1998) Through March 31, 2002, and
         For The Three Months Ended March 31, 2002 and 2001 (Unaudited)


                                                 From inception
                                               (October 6, 1998)
                                                        through           Three Months Ended
                                                 March 31, 2002      March 31, 2002      March 31, 2001
                                               ----------------      --------------      --------------
Revenue                                                     $ -                 $ -                 $ -

Expenses
Research and development                                435,123              16,353              39,048
General and administrative                            1,733,956             690,612              25,521
                                               ----------------      --------------      --------------
   Total operating expenses                           2,169,079             706,965              64,569
                                               ----------------      --------------      --------------
Operating loss                                       (2,169,079)           (706,965)            (64,569)

Interest expense                                        126,171              13,470              13,397
                                               ----------------      --------------      --------------
Net loss                                           $ (2,295,250)         $ (720,435)          $ (77,966)
                                               ----------------      --------------      --------------
Weighted average shares outstanding                   8,768,970          15,832,222           7,950,000
                                               ----------------      --------------      --------------
Loss per share                                          $ (0.26)            $ (0.05)            $ (0.01)
                                               ----------------      --------------      --------------


The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
          From Inception (October 6, 1998) Through March 31, 2002, and
         For The Three Months Ended March 31, 2002 and 2001 (Unaudited)


                                                                    From inception
                                                                  (October 6, 1998)
                                                                           through           Three Months Ended
                                                                    March 31, 2002     March 31, 2002      March 31, 2001
                                                                  ----------------     --------------      --------------
Operating Activities
Net Loss                                                              $ (2,295,250)        $ (720,435)          $ (77,966)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                                       411,415                125              39,173
Services Contributed by Employees and Consultants                          644,825            269,700              18,000
Common Stock issued for Services                                               975                  -                   -
Common Stock Issued to Non-Employees for Services                           26,000                  -                   -
Compensation Cost for Non-Employee Options                                  25,000                  -                   -
Change in Working Capital Accounts:
Prepaid Expenses                                                            (7,327)            (7,327)                  -
Related Party Receivables                                                  (14,514)           (14,514)
Accounts Payable                                                            16,351             (2,954)              3,274
Interest Payable                                                           124,556             13,468              13,364
Accrued Salaries                                                           500,000            100,000                   -
Payable to Tequesta Capital                                                240,300            240,300                   -
Payable to Sterling Capital                                                 50,000                  -                   -
Rent and Other Expenses Payable to Related Parties                           1,562            (13,273)              2,249
                                                                  ----------------     --------------      --------------
Net cash used in operating activities                                     (276,107)          (134,910)             (1,906)
                                                                  ----------------     --------------      --------------

Financing Activities
Sale of Common Stock for Cash to Third Parties                             306,460            225,000                   -
Loans from Related Parties                                                 376,848                                  2,400
Repayment of Loans from Related Parties                                    (35,889)           (10,556)                  -
                                                                  ----------------     --------------      --------------
Net cash provided by financing activities                                  647,419            214,444               2,400
                                                                  ----------------     --------------      --------------
Investing Activities
Purchase of Licensed Technology                                             (7,000)                 -                   -
Payments for Sponsored Research                                           (279,500)                 -                   -
                                                                  ----------------     --------------      --------------
Net cash used in investing opportunities                                  (286,500)                 -                   -
                                                                  ----------------     --------------      --------------
Change in Cash                                                              84,812             79,534                 494

Cash at Beginning of Period                                                      -              5,278                  47
                                                                  ----------------     --------------      --------------
Cash at End of Period                                                     $ 84,812           $ 84,812               $ 541
                                                                  ================     ==============      ==============
Supplemental Disclosure of Cashflow Information
Cash Paid for Interest                                                     $ 1,582                $ -                 $ -

Non-cash investing and financing activities
Common stock issued as payment of loans to related parties                 $ 2,025                $ -                 $ -



The accompanying notes are an integral part of the financial statements

                                  Centrex, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
           From Inception (October 6, 1998) Through March 31, 2002 and
               For the Three Months Ended March 31, 2002 and 2001


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

Organization and Nature of Operations

Centrex, Inc. ("Centrex" or "the Company") owns the exclusive worldwide license to develop, manufacture, and market a system for detecting microbial contamination in air, food, and water. The detection system, originally in development to detect the deadly form of E.coli bacteria, is designed to be capable of detecting a variety of bacterial or viral organisms by recognizing the unique DNA fingerprint of the organism. The Company now plans to focus development efforts on the rapid detection of potential bioterrorism agents. The organisms being considered for detection by the prototype device include all those named in the validated threat list published by the Defense Intelligence Agency, in addition to several other potential biowarfare agents. Development of the proposed device is expected to begin after the Company executes a revised development agreement with Los Alamos National Laboratory. Total cost of the proposed device is estimated at $640,266, of which $142,280 will be due upon signing and $35,570 will be due each month thereafter for fifteen months.

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

Compensation of Officers and Employees
For the period from inception through March 31, 2001, the Company's officers and other employees served without pay or other non-equity compensation. Effective April 1, 2001, the Company began accruing compensation pursuant to employment agreements. For the three months ended March 31, 2001, the Company recorded the $18,000 value of employee services as a capital contribution. For the period from inception (October 6, 1998) to March 31, 2002, and for the period ended March 31, 2002, the Company recorded $500,000 and $100,000, respectively, as an accrued compensation obligation.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill And Other Intangible Assets", and SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets", and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company adopted SFAS No. 142 on January 1, 2002, and after an evaluation of its effects determined that its intangible assets did have definite lives and therefore would continue to be amortized over their original lives (see Notes 4 and 5).

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. The Company, which adopted SFAS No. 143 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 143 on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, and APB Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual And Infrequently Occurring Events And Transactions". SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, which adopted SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its financial statements.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $2,295,250 for the period from inception (October 6, 1998) to March 31, 2002, and a net loss of $720,435 and $77,966 for the three months ended March 31, 2002 and 2001, respectively. Management intends to provide the necessary development and operating capital through sales of its common stock and its products, if successfully developed. At March 31, 2002, the Company was unable to pay its obligation to the University. The University has suspended product research and development until the obligation is paid. Though no formal approval by the EPA is required before the Company's products, if successfully developed, can be sold in the U.S., the Company hopes to enhance the marketability of its products by obtaining an endorsement, as a viable E.coli detection method, by the EPA. To obtain such endorsement the Company will have to prove efficacy to the Agency's satisfaction in one or more demonstration projects. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to complete the development of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On November 19, 2001, in the district court of Tulsa County, Quasar Irrevocable Trust filed a petition against the Company demanding payment for outstanding loans due from Centrex, Inc. At March 31, 2002, these loans totaled $21,883 with accrued interest in the amount of $9,267 and are included as current liabilities in the accompanying balance sheet. The Company is working to resolve this dispute and believes that the outcome will not have a material effect on the financial statements of the Company.

On January 25, 2002, Centrex, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiff, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000.00 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend against the claims.

On February 1, 2002, as reported in the Company's filing on Form 8-K, Gifford Mabie resigned as the Company's sole officer and director. Dr. Thomas Coughlin, Jr. was appointed as the new sole officer and director.

Note 3--E.coli Measurement Systems, Inc. Merger

On June 7, 1999, the Company completed an Agreement and Plan of Merger with E.coli Measurement Systems, Inc., a Florida corporation ("EMSI"), whereby the Company issued 540,000 shares of its common stock for all the issued and outstanding common stock of EMSI to UTEK Corporation ("UTEK"), the sole shareholder of EMSI. EMSI ceased to exist by reason of the merger, and the assets and liabilities of EMSI became assets and liabilities of Centrex. The assets of EMSI were an exclusive license agreement and a sponsored research agreement, each with the University of California ("the University"), to develop and market a system to detect E.coli bacteria in food and water. The University conducts research and development at Los Alamos National Laboratory ("LANL") for the U.S. Department of Energy. The liabilities of EMSI were to pay the University $7,000 for the exclusive license and $410,000 over a 21 month period to develop the detection system. Centrex paid the license fee in full on June 1, 1999. As of March 31, 2002, the Company has paid $279,500 of the $410,000 Sponsored Research obligation. The University will complete development when the remainder of the obligation is paid.

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

Note 4--Safe Water Technologies, Inc. Merger

Effective September 27, 1999, the Company completed an Agreement and Plan of Merger with Safe Water Technologies, Inc., a Florida corporation ("SWT"), whereby the Company agreed to issue 950,000 shares of its common stock for all the issued and outstanding common stock of SWT. The majority shareholders of SWT, UTEK Corporation and the University of South Florida Research Foundation, received 684,000 and 190,000 shares of Centrex common stock, respectively. The remaining 76,000 shares of Centrex common stock was issued to a non-affiliated individual shareholders of SWT. As of March 31, 2002, UTEK Corporation owned 1,584,000 shares, or 10%, of the common stock of Centrex.

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

Note 5--Licensed Technologies

On June 1, 1999, the Company paid $7,000 in cash to the University of California for the exclusive worldwide license to develop and market the E.coli detection system. The exclusive license is being amortized over 17 years using the straight-line method. At March 31, 2002, accumulated amortization was $1,064.

The  cost  of  the  exclusive  worldwide  license  acquired  in the  Safe  Water
Technologies merger is being amortized over 17 years using the straight-line method. At March 31, 2002, accumulated amortization was $1,167.


Note 6--Payable to University of California

On June 1, 1999, the Company agreed to pay $410,000 for development of the E.coli detection system pursuant to a Sponsored Research Agreement with the University of California. As of March 31, 2002, the Company owed the University $130,500. The Company is not in compliance with the Sponsored Research Agreement because its payments to the University are not current. The Company has had verbal discussions with the University about the payments, but no written agreement to extend the payment terms has been signed. According to the terms of the License, the University of California has the right to terminate the license for non-payment of the Sponsored Research Agreement however, the Company has not received such notice.

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

Since inception, the Company's activities have been funded mainly by loans from its shareholders. At March 31, 2002, the following amounts were payable:

   Rent and Other Expenses Payable to Related Parties      $    1,562
   Notes Payable to Shareholders and Related Parties          338,932
   Accrued Interest- Notes Payable to Shareholders            124,556

Rent and Other Expenses Payable to Related Parties
Centrex's executive office is leased from the Oklahoma National Bank, a non-affiliated company, under the terms of a lease agreement that expires May 31, 2002. The office is shared with other companies owned in part by Centrex's sole officer and director and its employees. Centrex's share of the $2,061 per month lease payment is approximately $412 per month.

Notes Payable to Shareholders
The Company owes $338,932 in principal and $124,556 in accrued interest to certain shareholders of the Company. The notes are presently in default and accrue interest at 16% per year. Other than Quasar Irrevocable Trust (see
Note 2. "Uncertainties" ) no other shareholder has made a demand for payment.

Note 8--Commitments and Contingencies

Consulting Agreement with Sterling International, Inc.
On July 27, 2001, the Company entered into a one year consulting agreement with Sterling International, Inc. The agreement called for Sterling to coordinate product development, conduct market research, develop manufacturing and distribution alliances, build pricing structure, conduct promotional activities and, if the product is ready to be sold, to develop and manage operating budgets, coordinate product delivery and customer service. The Company agreed to pay Sterling a fee of $25,000 upon signing the agreement, and a management fee of $10,000 per month commencing August 1, 2001, and continuing through the term of the agreement. The Company also agreed to reimburse Sterling for all reasonable out of pocket business expenses. In connection with the consulting agreement, Sterling was granted options to purchase up to 1,342,500 shares of Centrex common stock at par value $0.001 per share. The options become vested in stages upon the achievement of certain performance milestones. The performance milestones and the compensation cost recorded by the Company in connection with the option grant are described in Note 11 of the notes to financial statements.

Future Royalty Obligations Under Exclusive License Agreements

          On February 25, 2002, the Company and the University of California entered into a modified license agreement, whereby the Company was granted exclusive rights to the DNA-based microbial detection technology for all fields of use. The Company paid a modification fee of $15,000 and agreed to pay $10,000 within thirty (30) days of issuance of a patent.

          The University of California will receive a royalty equal to three and one half percent (3.5%) of net sales of products using the DNA-based microbial detection system, and any additions, extensions and improvements thereto; an annual license fee of $2,500 payable in advance on January 2 for each year the license agreement is in effect; and 50% of other payments, including sublicense issue and annual fees received from sublicensee(s) in consideration for the licensed invention. The royalty obligation will expire after the expiration of the last to expire patent that covers the licensed intellectual property. If a U.S. patent is not issued, the Company intends to renegotiate with the University of California for a licensing term of at least 17 years, the normal life of U.S. patent.


         The Company agreed to pay the University of South Florida Research Foundation a royalty equal to two percent (2%) of revenue resulting from sales of products using the Cryptosporidium detection system. The royalty obligation will expire after the expiration of the last to expire patent that covers the licensed intellectual property.

Status of U.S. and Foreign Patent Protection

         DNA-based microbial detection system-Patent Pending

          The DNA-based microbial detection system method is patent-pending. The method is owned by the University of California, and on December 18, 1998, they filed a provisional patent application. The University of California has filed patent applications in Canada, Europe, and Japan. No patents have been issued and there is no assurance that any will be issued.

         E.coli detection system- Proprietary Formula

          The quantities of the biochemical reagents used in the DNA-based microbial detection system are based on proprietary formulas. To date, the Company has not taken any steps to protect the proprietary formulas. Doing so may force the Company to disclose the formulas publicly. There is no assurance that protection of the formulas will be sought or that any protection will be available.

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

Rent Expense
The Company's executive office is leased from a third party under the terms of a lease agreement that expires May 31, 2002. The office is shared with other companies owned in part by the sole officer and director and employees of the Company. The minimum annual lease payments pursuant to the lease agreement and the Company's estimated share are scheduled as follows:

For the Periods Ended        Minimum   Annual  Lease  Company's  Estimated
December 31                  Payments                 Share
---------------------------- ------------------------ ---------------------
2002                         $  10,305                $   2,061

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

During the first quarter of 2002 the Company sold 900,000 units to three accredited investors. Each unit consisted of one share of Centrex, Inc. $0.001 par value common stock and one warrant exercisable at $0.50 on or before December 31, 2006. The unit price was calculated using the closing price of the Company's stock on the date of the first transaction ($0.43) discounted 58% due to the restrictive nature of the stock issued. The Company received $225,000 in cash for these transactions.

Description of Capital Stock
Centrex is authorized to issue 45,000,000 Shares of common stock, par value $0.001 per share, of which 16,560,000 shares were outstanding as of March 31, 2002. Centrex is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

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

                                            Three Months Ended March 31, 2002
                                           -----------------------------------
                                                             Weighted Average
                                                    Shares     Exercise Price
                                           ---------------- ------------------
      Non-Employees:
      Outstanding, December 31, 2001            1,692,500               $0.29
      Granted                                         ---                 ---
      Exercised                                       ---                 ---
      Forfeited                                       ---                 ---
                                           ---------------- ------------------
      Outstanding, March 31, 2002               1,692,500              $0.29
                                           ---------------- ------------------
      Exercisable, March 31, 2002                 600,000              $0.29
                                           ---------------- ------------------
      Weighted average fair value of
        options granted during period                 ---
                                           ----------------

The following table summarizes information about stock options outstanding at March 31, 2002:


NON-EMPLOYEES:
                                   Options Outstanding                  Options Exercisable
                        ------------------------------------------ ------------------------------
                                            Weighted
                                             Average     Weighted                       Weighted
                               Number      Remaining      Average         Number         Average
 Range of exercise        Outstanding    Contractual     Exercise    Exercisable  Exercise Price
 prices                   at 03/31/02           Life        Price    at 03/31/02
 ---------------------- -------------- -------------- ------------ -------------- ---------------

 $0.001-$0.50              1,692,500            5.33       $0.29        600,000           $0.29


Note 11--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the three months ended March 31, 2002, temporary differences consist of compensation recognized for issuance of options. The components of the Company's deferred income tax asset are as follows:

                                                From inception (October
                                                       6, 1998) through
                                                         March 31, 2002
                                                ------------------------

 Net operating loss carryforward                              $563,550
 Temporary differences                                              --
 Valuation allowance for deferred tax asset                  $(563,550)
                                                ------------------------

 Net deferred tax asset                                           $---
                                                ------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this report, which are not historical facts are forward-looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as "expects", "anticipates", "intends", "believes", "estimates", and similar expressions are intended to identify such forward-looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements. We assume no obligation to update any forward-looking statements or reason why actual results might differ.

         1.  Plan of Operation Over the Next Twelve Months

          During the next twelve months we plan to raise money to complete the prototype development and testing of the E. coli detection system and to begin prototype development of the biowarfare agent detection system. We do not know if such funding will be debt, equity, or a combination of both. We also do not know if such funding will be a private or a public offering. There is no assurance that we will be successful in obtaining the necessary funding or that the E. coli detection system and proposed biowarfare agent detection system will be commercially viable.

                  (i)  Cash Requirements

                    As of March 31, 2002, we had approximately $84,812. During the next twelve months, we must raise approximately $1.0 million in new capital. This capital will be used to complete the prototype development and testing of the E. coli and biowarfare detection systems, to begin and complete the prototype development and testing of the biowarfare agent detection system, and to identify which regulatory approvals are required, if any. There is no assurance that any additional capital will be available to us on acceptable terms when needed, if at all.

                  (ii) Product Development and Research Plan for the Next Twelve Months

                    E.coli and Proposed Biowarfare Agent Detection Systems The estimated time to final completion of the multi-channel biowarfare detection system is approximately 18 months. This new detection system is an expansion of the E. coli detection system in development at LANL. Once all payments to the University have been made, we expect to take delivery of the prototype devices, along with engineering specifications and blueprints. We then intend to get bids from a variety of bioelectronics instrument manufactures, based on the blueprints and engineering specifications, for the manufacture of a limited number (20-30) of the E. coli and biowarfare detection devices to be used in beta testing at various test sites that are representative of our targeted customer base. We expect the manufacturing and beta testing process to take 6-8 months. We plan to present our technology to the EPA for testing. There have been no formal discussions and no negotiations or agreements with any potential test sites.

                  (iii) Expected Purchased or Sale of Plant and Significant Equipment

                  None.

                  (iv)   Expected Significant changes in number of employees

                  None.

                           PART II--OTHER INFORMATION


Item 1.  Legal proceedings

On November 19, 2001, Quasar Irrevocable Trust, an entity established by the Company's former corporate counsel, a shareholder of the Company, filed suit in the district court of Tulsa County demanding payment of an outstanding loan and accrued interest aggregating $27,852 plus $2,700 for attorneys fees. The eventual outcome of the lawsuit is not certain. The Company's financial statements at March 31, 2002, include $31,151 related to the outstanding loan and accrued interest.

On January 24, 2002, Centrex, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the Plaintiffs, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs, which constitutes negligence. The Company seeks compensatory and punative damages including the return of 1,000,000 shares of the Company's common stock. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend against the claims.


Item 2.  Changes in Securities and Use of Proceeds

Our notes to the financial statements for the three months ended March 31, 2001 contain details about of sales of common stock during the period and any changes in the rights of the holders of any class of registered securities. The financial statements for the three months ended March 31, 2002 and the accompanying notes are incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

Item 5.  Other Information

NONE

Item 6.  Exhibits and Reports on Form 8-K

NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CENTREX, INC.



                                   /s/ Thomas R. Coughlin, Jr.
                                   ---------------------------------------
                                   Thomas R. Coughlin, Jr.
                                   President

Date: May 15, 2002