Form 10QSB
period 2002-06-30
CENTREX INC
filed 2002-08-19
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT For the Transition Period from _____________ to _________________

                        Commission file number: 0-26915

                                  CENTREX, INC.
        (Exact name of small business issuer as specified in its charter)

          OKLAHOMA                                             73-1554121
(State or other jurisdiction                            (IRS Employer I.D. No.)
of incorporation or organization)


                            9202 South Toledo Avenue
                              Tulsa, Oklahoma 74137
                    (Address of principal executive officers)

                                 (918) 494-2880
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 17,328,000 shares of Common Stock, $0.001 par value, outstanding as of July 31, 2002.

                          PART 1--FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at June 30, 2002 (Unaudited)..........................................................     3

Statements of Operations For The Period From Inception (October 6, 1998) To June 30, 2002 And For The
Three Months And Six Months Ended June 30, 2002 and 2001 (Unaudited)................................     4

Statements of Cash Flows For The Period From Inception (October 6, 1998) to June 30, 2002 And For The
Six Months Ended June 30, 2002 and 2001 (Unaudited).................................................     5

Notes to the Financial Statements (Unaudited).......................................................     6



                                 Centrex, Inc.
                         (A Development Stage Company)

                                 Balance Sheet
                           June 30, 2002 (Unaudited)

                                     ASSETS


                                                                                    June 30, 2002
                                                                                    -------------
Current Assets
Cash                                                                                     $ 61,162
Prepaid Consulting Fees                                                                   252,344
Prepaid Legal Fees                                                                         13,408
Related Party Receivables                                                                  70,514
                                                                                    -------------
Total Current Assets                                                                      397,428
                                                                                    -------------
Other Assets
Other Assets                                                                                1,220
Licensed Technology, Net                                                                    5,730
                                                                                    -------------
Total Other Assets                                                                          6,950
                                                                                    -------------
TOTAL ASSETS                                                                            $ 404,378
                                                                                    =============
                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                                                          $ 4,967
Rent and Other Expenses Payable to Related Parties                                          1,562
Payable to Tequesta Capital                                                               240,300
Payable to University of California                                                       130,500
Accrued Salaries                                                                          600,000
Notes Payable to Shareholders and Related Parties                                         260,909
Accrued Interest on Notes Payable to Shareholders and Related Parties                     109,025
                                                                                    -------------
Total Current Liabilities                                                               1,347,263
                                                                                    -------------
Shareholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
No shares issued or outstanding                                                                 -
Common Stock, $0.001 par value, 45,000,000 shares authorized,
17,328,000 shares issued and outstanding                                                   17,328
Common Stock Subscribed                                                                         -
Paid in Capital                                                                         1,845,997
Deficit accumulated during the development stage                                       (2,806,210)
                                                                                    -------------
Total Shareholders' Deficit                                                              (942,885)
                                                                                    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                             $ 404,378
                                                                                    =============


The accompanying notes are an integral part of the financial statements




                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
           From Inception (October 6, 1998) Through June 30, 2002, and
              For The Six Months Ended June 30, 2002 and 2001, and
          For the Three Months Ended June 30, 2002 and 2001 (Unaudited)



                                           From inception
                                         (October 6, 1998)
                                                  through           Six Months Ended                    Three Months Ended
                                            June 30, 2002      June 30, 2002     June 30, 2001      June 30, 2002     June 30, 2001
                                         ----------------      -------------     -------------      -------------     -------------
Revenue
Gain on early extinguishment of debt             $ 88,591           $ 88,591               $ -                $ -               $ -
                                         ----------------      -------------     -------------      -------------     -------------

Expenses
Research and development                          434,623             15,853            39,048                  -                 -
General and administrative                      2,326,025          1,282,681            62,466            521,584            35,868
                                         ----------------      -------------     -------------      -------------     -------------
   Total operating expenses                     2,760,648          1,298,534           101,514            521,584            35,868
                                         ----------------      -------------     -------------      -------------     -------------
Operating loss                                 (2,672,057)        (1,209,943)         (101,514)          (521,584)          (35,868)

Interest expense                                  134,153             21,452            27,093              7,982            13,697
                                         ----------------      -------------     -------------      -------------     -------------
Net loss                                     $ (2,806,210)      $ (1,231,395)       $ (128,607)        $ (529,566)        $ (49,565)
                                         ================      =============     =============      =============     =============
Weighted average shares outstanding             9,296,307         16,252,133         8,193,094         16,668,622         8,438,889
                                         ----------------      -------------     -------------      -------------     -------------
Loss per share                                    $ (0.30)           $ (0.08)          $ (0.02)           $ (0.03)          $ (0.01)
                                         ----------------      -------------     -------------      -------------     -------------



The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
           From Inception (October 6, 1998) Through June 30, 2002, and
           For The Six Months Ended June 30, 2002 and 2001 (Unaudited)



                                                                   From inception
                                                                 (October 6, 1998)
                                                                          through           Six Months Ended
                                                                    June 30, 2002     June 30, 2002       June 30, 2001
                                                                 ----------------     -------------       -------------

Operating Activities
Net Loss                                                             $ (2,806,210)     $ (1,231,395)         $ (128,607)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                                      411,540               250              39,297
Services Contributed by Employees and Consultants                         375,125                 -              36,000
Common Stock issued for Services                                              975                 -                   -
Common Stock Issued to Non-Employees for Services                          26,000                 -                   -
Compensation Cost for Non-Employee Options                              1,014,250           989,250                   -
Early extinguishment of debt                                              (88,591)          (88,591)
Change in Working Capital Accounts:
Prepaid Expenses                                                         (265,752)         (265,752)                  -
Related Party Receivables                                                 (70,514)          (70,514)
Accounts Payable                                                            4,966           (14,339)             (1,300)
Interest Payable                                                          132,533            21,445              25,480
Accrued Salaries                                                          600,000           200,000                   -
Payable to Tequesta Capital                                               240,300           240,300                   -
Payable to Sterling Capital                                                     -           (50,000)                  -
Rent and Other Expenses Payable to Related Parties                         (4,752)          (19,587)              4,037
                                                                 ----------------     -------------       -------------
Net cash used in operating activities                                    (430,130)         (288,933)            (25,093)
                                                                 ----------------     -------------       -------------
Financing Activities
Sale of Common Stock for Cash to Third Parties                            393,460           312,000              50,000
Payment of common stock subscribed                                         50,000            50,000
Loans from Related Parties                                                376,848                 -               2,400
Repayment of Loans from Related Parties                                   (42,516)          (17,183)            (17,000)
                                                                 ----------------     -------------       -------------
Net cash provided by financing activities                                 777,792           344,817              35,400
                                                                 ----------------     -------------       -------------
Investing Activities
Purchase of Licensed Technology                                            (7,000)                -                   -
Payments for Sponsored Research                                          (279,500)                -             (10,000)
                                                                 ----------------     -------------       -------------
Net cash used in investing opportunities                                 (286,500)                -             (10,000)
                                                                 ----------------     -------------       -------------
Change in Cash                                                             61,162            55,884                 307

Cash at Beginning of Period                                                     -             5,278                  47
                                                                 ----------------     -------------       -------------
Cash at End of Period                                                    $ 61,162          $ 61,162               $ 354
                                                                 ================     =============       =============
Supplemental Disclosure of Cashflow Information
Cash Paid for Interest                                                    $ 1,582               $ -                 $ -
                                                                 ----------------     -------------       -------------

Non-cash investing and financing activities
Common stock issued as payment of loans to related parties                $ 2,025               $ -                 $ -
                                                                 ----------------     -------------       -------------



The accompanying notes are an integral part of the financial statements

                                  Centrex, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
           From Inception (October 6, 1998) Through June 30, 2002 and
        For the Three Months and Six Months Ended June 30, 2002 and 2001


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

Organization and Nature of Operations

Centrex, Inc. ("Centrex" or "the Company") owns an exclusive worldwide license to develop, manufacture, and market products using a single molecule detection technology developed at Los Alamos National Laboratory. The detection system, originally in development to detect the deadly form of E.coli bacteria, is designed to be capable of detecting a variety of bacterial or viral organisms by recognizing the unique DNA fingerprint of the organism. The Company now plans to focus development efforts on the rapid detection of potential bioterrorism agents. The organisms being considered for detection by the prototype device include all those named in the validated threat list published by the Defense Intelligence Agency, in addition to several other potential biowarfare agents. Development of the proposed device is expected to continue under the terms of the revised development agreement after the Company executes this agreement with Los Alamos National Laboratory. The initial cost of the project is estimated at $640,266, of which $142,280 will be due upon signing and $35,570 will be due each month thereafter for fifteen months. The Company is presently seeking the capital necessary to execute the revised development agreement. See Note 2 "Uncertainties".

Development Stage Operations
The Company was incorporated on October 6, 1998, under the laws of the state of Oklahoma. Since inception, the Company's primary focus has been raising capital to develop products using its licensed technology.

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

Compensation of Officers and Employees
Prior to April 1, 2001, the Company's officer, employees and certain consultants served without pay or other non-equity compensation. The fair value of these services was estimated by management and recorded as an expense with an offsetting entry to paid in capital. As a result, from inception to April 1, 2001 the Company recorded $375,125 for these services.

Effective April 1, 2001, the Company began accruing compensation pursuant to employment agreements. As of June 30, 2002, the Company owed its officer and employees $600,000 pursuant to the employment agreements. The Company has breached the employment agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 5, "Other Commitments and Contingencies."

Stock-based Compensation
The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Consensus in Issue No. 96-18.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and technical corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to other existing pronouncements. The provisions of SFAS No. 145 are generally applicable for fiscal years beginning or transactions occurring after May 15, 2002. Centrex, Inc. adopted SFAS No. 145 early in accordance with the transition rules.

In June 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company will be required to adopt SFAS No, 146 for exit or disposal activities initiated after December 31, 2002. The Company does not expect a material impact from the adoption of SFAS No. 146 on its financial statements.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $2,806,210 for the period from inception (October 6, 1998) to June 30, 2002, and a net loss of $1,231,395 and $128,607 for the six months ended June 30, 2002 and 2001, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development of the proposed system for the rapid detection of biowarfare agents is expected to continue under the terms of the revised development agreement after the Company executes this agreement with Los Alamos National Laboratory. The cost of the project is estimated at $640,266, of which $142,280 will be due upon signing and $35,570 will be due each month thereafter for fifteen months. The Company is presently seeking the capital necessary to execute the revised development agreement. There is no assurance that the Company will be successful in raising sufficient capital to execute the revised agreement or to fund the monthly obligation thereafter. There is no assurance that the capital raised, if any, will not be dilutive to the Company's existing shareholders.

Note 3--Other Assets

Other assets consisted primarily of the unamortized cost of the $7,000 license fee paid to the University of California on June 1, 1999 for the exclusive worldwide license to develop and market products developed using the single molecule detection technology, plus $1,490 in other costs. The $8,490 is being amortized over 17 years using the straight-line method. At June 30, 2002, accumulated amortization was $1,540.

Note 4--Commitments and Contingencies

Exclusive License Agreements with University of California
----------------------------------------------------------
On February 25, 2002, the Company and the University of California entered into a modified license agreement, whereby the Company was granted exclusive rights to the DNA-based single-molecule detection technology for all fields of use. The Company paid a modification fee of $15,000, which was recorded as an expense, and agreed to pay $10,000 within thirty (30) days of issuance of a patent. A copy of the license modification is included as Exhibit 10.09 to this Form 10-QSB.

Pursuant to the modified license agreement, the University of California will receive a royalty equal to three and one half percent (3.5%) of net sales of products using the DNA-based microbial detection system, and any additions, extensions and improvements thereto; an annual license fee of $5,000 payable in advance on January 2 for each year the license agreement is in effect; and 50% of other payments, including sublicense issue and annual fees received from sublicense(s) in consideration for the licensed invention. The royalty obligation will expire after the expiration of the last to expire patent that covers the licensed intellectual property. If a U.S. patent is not issued, the Company intends to renegotiate with the University of California for a licensing term of at least 17 years, the normal life of U.S. Patent.

The modified license agreement with the University of California may be dependent upon the execution of the revised development agreement. If the Company is not successful in raising sufficient funds to execute the revised agreement, the University may be able to terminate the license. Termination of the license could have a material adverse affect on the Company's business prospects. There is also no assurance that even if the Company is successful is raising the funds necessary to execute the revised development agreement that Los Alamos will be able to undertake the project immediately or at all.

Patent Applications related to single molecule detection method
---------------------------------------------------------------
The DNA-based single molecule detection method is patent-pending. The method is owned by the University of California, and in December of 1999, they filed a U.S. patent application. The Company has learned that an initial ruling by the U.S. Patent & Trademark Office rejecting the claims in the patent application, however, we believe that the University of California, the patent owner, has filed an appeal. The appeals process is lengthy and there is no assurance that the appeal will be successful or that a U.S. patent will issue. The University of California has filed patent applications in Canada, Europe, and Japan. No patents have been issued and there is no assurance that any will be issued.

Exclusive License Agreement with University of South Florida for Cryptosporidium
--------------------------------------------------------------------------------
Detection Technology
--------------------
The University of South Florida owns the U.S. patent to the cryptosporidium detection technology. The Company, as the exclusive licensee, agreed to pay the University of South Florida Research Foundation a royalty equal to two percent (2%) of revenue resulting from sales of products using the Cryptosporidium detection system. The royalty obligation will expire after the expiration of the last to expire patent that covers the licensed intellectual property. See Note
10. "Subsequent Event".

Payable to University of California for E.coli detection sponsored research
---------------------------------------------------------------------------
On June 1, 1999, the Company agreed to pay $410,000 pursuant to a Sponsored Research Agreement with the University of California for the development of a system for the rapid detection of the deadly form of E.coli bacteria based on the single molecule detection technology. The Company is not in compliance with the Sponsored Research Agreement because there is a balance of $130,500 owed. The University has suspended product research and development efforts related to the E.coli detection system pending payment of the balance due. The Company has had verbal discussions with the University about the payments, but no written agreement to extend the payment terms has been formalized. According to the terms of the License, the University of California has the right to terminate the license for non-payment of sponsored research fees, however, the Company has not received such notice.

Payments due pursuant to employment agreements
----------------------------------------------
As of June 30, 2002, the Company owed its officer and its employees a total of $600,000 pursuant to employment agreements. The Company has breached the agreements and there is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse affect on the Company's continued operations.

Payable to Tequesta Capital
---------------------------
During the first quarter of 2002 the Company entered into an agreement with Tequesta Capital to provide certain investor relations services. In connection with agreement, the Company recorded $40,000 in cash due as well as $200,300 as the value of common stock to be issued pursuant to the agreement. As of June 30, 2002, the Company disputes the amounts recorded as being owed to Tequesta's because of their failure to perform the services as required. The Company intends to obtain a mutual release from Tequesta.

Agreement with Dutchess Advisors, Ltd.
--------------------------------------
On June 5, 2002, the Company entered into a non-exclusive agreement with Dutchess Investments to assist the Company with a private placement of Centrex's common stock. If Dutchess is successful in arranging such private placement, it shall receive a cash fee equal to a percentage of the total gross proceeds raised, ranging from 8% for the first $3 million to 2% for amounts over $10 million, payable at the time of each closing. Closing is subject to mutually agreed upon terms, conditions and definitive documentation.

Agreement with Crescent Fund, Inc.
----------------------------------
On June 24, 2002, the Company entered into an agreement for a six month period with Crescent Fund, Inc. to provide institutional investor relations services and to assist the Company in its efforts to secure funding. If Crescent is successful in securing such funding, the Company agreed to pay them a success fee equal to 7% of the amount of the transaction.

Note 5--Common Stock and Paid in Capital

On May 15, 2002, the Company granted certain consultants options to purchase up to a total of 350,000 shares of common stock pursuant to written consulting agreements. The options are exercisable at $0.30 per share on or before the expiration of one year from the date of the agreement. See Note 6 "Stock Options" for more information.

Effective May 17, 2002, the Company issued 120,000 shares of its common stock pursuant to a mutual release and settlement agreement with Sterling International, Inc. in satisfaction of $60,000 owed to them under the terms of our July 27, 2001 agreement. In addition, Sterling forfeited all but 375,000 options granted pursuant to the July 27, 2001 agreement. See Note 6 "Stock Options" for more information.

During May and June of 2002, the Company sold 348,000 Units for $0.25 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant exercisable at $0.50 on or before December 31, 2006. The Units were sold in private transactions to accredited investors.

On June 24, 2002, the Company entered into an agreement with Crescent Fund, Inc. to provide institutional investor relations services and to assist the Company in its efforts to secure funding. The Company agreed to issue 300,000 shares of its common stock in connection with the agreement. The Company recorded $162,000 as a prepaid expense based on $0.54 per share, the closing price of the Company's common stock on the date of the agreement. The prepaid expense will be amortized over the six month term of the consulting agreement.

Note 6--Stock Options

Incentive Stock Option Plan
The Company's Incentive Stock Option Plan has 5,000,000 shares reserved for issuance. Stock options granted under the Plan expire ten years from the date of grant. As of June 30, 2002, there were no options outstanding pursuant to the Plan.

Non-Employee Stock Options
--------------------------
As of June 30, 2002, the Company had outstanding approximately 1,075,000 options outstanding for non-employees as follows:

On November 1, 2000, as consideration for the termination of his employment agreement, the Board granted Mr. James Puryear, the Company's former president, options to purchase up to 350,000 shares of common stock at an exercise price of $0.50 per share. The options expire September 30, 2010.

On July 27, 2001, Sterling was granted options to purchase up to 1,342,500 shares of Centrex common stock at par value $0.001 per share in connection with their consulting agreement. Effective May 17, 2002, the Company entered into a settlement agreement with Sterling, whereby Sterling forfeited 967,500 options and whereby 125,000 of the options were vested. The Company recorded $80,000 of compensation cost related to the 125,000 options that vested during the second quarter of 2002. Compensation cost of $26,800 was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001 per share; stock price of $0.64 per share (the closing price of the Company's common stock on the vesting date); risk-free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 4.63 years; and estimated volatility of 185%. Sterling now has 375,000 options which are exercisable on or before December 31, 2006, of which 250,000 were vested during 2001.

On May 15, 2002, the Company granted certain consultants options to purchase up to a total of 350,000 shares of common stock pursuant to written consulting agreements. The options are exercisable at $0.30 per share on or before the expiration of one year from the date of the agreement. The Company recorded $12,906 of compensation cost and $90,344 in prepaid consulting expense related to the options granted. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.30 per share; stock price of $0.46 per share (the closing price of the Company's common stock on the vesting date); risk-free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 7.67 months; and estimated volatility of 185%.

                                              Quarter Ended June 30, 2002
                                           -----------------------------------
                                                             Weighted Average
                                                    Shares     Exercise Price
                                           ---------------- ------------------
      Non-Employees:
      Outstanding, March 31, 2002               1,692,500               $0.29
      Granted                                     350,000               $0.30
      Exercised                                       ---                 ---
      Forfeited                                 (967,500)              $0.001
                                           ----------------
      Outstanding, June 30, 2002                1,075,000              $0.29
                                           ----------------
      Exercisable, June 30, 2002                1,075,000              $0.29
                                           ----------------
      Weighted average fair value
      of options granted during period              $0.30
                                           ----------------


Note 7- Related Party Transactions

Centrex leases approximately 4,200 square feet of commercial office space from a related party on a month-to-month basis. The monthly rent for the office space is $6,300, of which the Company's share is approximately $1,600 per month. The office space is shared with other companies in which Centrex's officer and its employees may be officers, directors, employees or shareholders. In addition to office space, Centrex shares staff and other administrative expenses with these other companies. From time to time, Centrex and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of June 30, 2002, Centrex's receivable from the other companies for rent and administrative expenses was $70,514.

As of June 30, 2002, the Company owed $232,142 in principal and $93,743 in accrued interest to certain shareholders of the Company. The notes are presently in default and accrue interest at 16% per year.

During the first quarter of 2002, the Company entered into a mutual settlement agreement with one of the noteholders, which released the Company from its obligation to them. The principal amount of the note was $65,083 and accrued interest was $26,104. The Company record $88,591 as gain on early extinguishmentof debt in accordance with SFAS No. 145 (see Note 1, New Accounting Standards).

On June 21, 2002, a motion for summary judgment was granted to Quasar Irrevocable Trust for $20,833 in principal, $10,725 in interest, and $2,099 in attorney's fees related to their petition filed November 19, 2001 demanding payment for outstanding loans due from Centrex. The Company is presently attempting to arrange payment of the judgment with shares of its common stock. There is no assurance that the Company will be successful in arranging such payment.

Other than Quasar Irrevocable Trust (see Note 2 "Uncertainties") no other shareholder has made a demand for payment of the notes, however, there is no assurance that the other shareholders will not make a demand for payment.

During the first quarter of 2002, Centrex and its former investor relations firm settled a dispute after the Company became aware that the firm would no longer be able to fulfill its obligations under the agreement. In connection the original agreement, the firm was issued 1,000,000 shares of the Company's common stock. In connection with the settlement, the firm transferred 675,000 shares of common stock to other vendors rendering similar services for the Company. In connection with transaction, the Company recorded $339,685 in expense and $69,985 as prepaid expense based on the fair market value of the common stock on the date of the transfers.

During the quarter ended June 30 2002, the Company recorded approximately $125,000 in expenses for services paid for by related parties.

Note 8--Litigation

On January 25, 2002, Centrex, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiff, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plantiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend against the claims.


Note 9--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the six months ended June 30, 2002, temporary differences consist of compensation recognized for issuance of options. The components of the Company's deferred income tax asset are as follows:

                                                         From inception
                                                      (October 6, 1998)
                                                                through
                                                          June 30, 2002
                                                      ------------------

       Net operating loss carryforward                         608,534
       Temporary differences                                   218,035
       Valuation allowance for deferred tax asset            $(826,569)
                                                      ------------------

       Net deferred tax asset                                     $---
                                                      ------------------

Note 10--Subsequent Event

On August 1, 2002, the Company received a letter from the University of South Florida Research Foundation ("USFRF") stating its intention to terminate the Company's license to the cryptosporidium detection technology within 45 days. The Company intends to meet with USFRF officials in an attempt to resolve this dispute and to preserve its rights under the license agreement. There is no assurance that the Company will be successful in arranging a meeting with USFRF officials. If a meeting does occur, there is no assurance that the Company will be successful in obtaining an alternate payment arrangement or in preserving its rights under the license agreement. The Company believes that termination of the license to the cryptosporidium technology by USFRF will not have a materially adverse affect on the Company's business prospects.

Item 2.  Plan of Operation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

Business of the Company
         Centrex, Inc. ("Centrex" or "the Company") owns an exclusive worldwide license to develop, manufacture, and market products using a single molecule detection technology developed at Los Alamos National Laboratory. The detection system, originally in development to detect the deadly form of E.coli bacteria, is designed to be capable of detecting a variety of bacterial or viral organisms by recognizing the unique DNA fingerprint of the organism. The Company now plans to focus development efforts on the rapid detection of potential bioterrorism agents. The organisms being considered for detection by the prototype device include all those named in the validated threat list published by the Defense Intelligence Agency, in addition to several other potential biowarfare agents. Development of the proposed device is expected to continue under the revised development agreement after the Company executes this agreement with Los Alamos National Laboratory. The initial cost of the project is estimated at $640,266, of which $142,280 will be due upon signing and $35,570 will be due each month thereafter for fifteen months. The Company is presently seeking the capital necessary to execute the revised development agreement. See Note 2 "Uncertainties" and Note 5 "Commitments and Contingencies" in the notes to financial statements included in Part I of this Form 10-QSB.

(i)  Cash Requirements

         As of June 30, 2002, the Company had $61,162 in cash, which management estimates is not enough to meet the Company's estimated funding requirements for the remainder of the year. The Company must complete additional financing initiatives in 2002 to generate the liquidity necessary to continue its operations. Due to the current economic conditions, the Company may not be able to secure additional financing on terms it deems acceptable. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company's may be required to limit or cease its research and development activities or other operations, or otherwise modify its business strategy. Because of these uncertainties, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

(ii)   Product Development and Research Plan for the Next Twelve Months

Proposed Biowarfare Agent Detection Systems
         The estimated time to final completion of the multi-channel biowarfare detection system is approximately 18 months from execution of the revised development agreement. The Company is presently seeking the capital necessary to execute and fund the revised development agreement.

(iii)   Expected Purchased or Sale of Plant and Significant Equipment

         None.

(iv)   Expected Significant changes in number of employees

         As of June 30, 2002, the Company owed its officer and employees $600,000 pursuant to employment agreements. The Company has breached the material terms of the agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. The loss of the services of the Company's officer and its employees could have a material adverse affect on the Company's continued operations.



                           PART II--OTHER INFORMATION


Item 1.  Legal proceedings

         Incorporated herein by reference to Note 8 "Litigation" in the Notes to Financial Statements included in Part I of this Form 10-QSB.

Item 2.  Changes in Securities and Use of Proceeds

         Incorporated herein by reference to Note 5 "Common Stock and Paid in Capital" in the Notes to Financial Statements included in Part I of this Form 10-QSB.

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      List of Exhibits.

         10.9 - Modification Number 3 to the Exclusive Field-of-Use License Agreement dated February 26, 2002
         99.2 - Certification of Thomas R. Coughlin, Jr. Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         None.

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

Date: August 19, 2002