Form 10QSB
period 2002-09-30
CENTREX INC
filed 2002-11-15
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 For the
                    quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 17,428,000 shares of Common Stock, $0.001 par value, outstanding as of October 31, 2002.

                          PART 1--FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at September 30, 2002 (Unaudited).....................................................     3

Statements of Operations For The Period From Inception (October 6, 1998) To September 30, 2002 And For
The Three Months And Nine Months Ended September 30, 2002 and 2001 (Unaudited)......................     4

Statements of Cash Flows For The Period From Inception (October 6, 1998) to September 30, 2002 And For
The Nine Months Ended September 30, 2002 and 2001 (Unaudited).......................................     5

Notes to the Financial Statements (Unaudited)                                                            6


                                  Centrex, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                         September 30, 2002 (Unaudited)

                                     ASSETS



Current Assets
Cash                                                                   $ 156
Prepaid Consulting Fees                                              199,778
Prepaid Legal Fees                                                    28,623
Related Party Receivables                                             17,589
                                                                 -----------
Total Current Assets                                                 246,146
                                                                 -----------

Other Assets
Other Assets                                                             434
Licensed Technology, Net                                               5,627
                                                                 -----------
Total Other Assets                                                     6,061
                                                                 -----------
TOTAL ASSETS                                                       $ 252,207

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities                            $ 84,435
Rent and Other Expenses Payable to Related Parties                     3,125
Payable to Tequesta Capital                                          240,300
Payable to University of California                                  130,500
Accrued Salaries                                                     700,000
Notes Payable to Shareholders and Related Parties                    274,406
Accrued Interest on Notes Payable
to Shareholders and Related Parties                                  116,752
                                                                 -----------
Total Current Liabilities                                          1,549,518
                                                                 -----------

Shareholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, no shares issued or outstanding                         -
Common Stock, $0.001 par value, 45,000,000
shares authorized, 17,428,000 shares issued
and outstanding                                                       17,428
Paid in Capital                                                    1,875,897
Deficit accumulated during the development stage                  (3,190,636)
                                                                 -----------
Total Shareholders' Deficit                                       (1,297,311)
                                                                 -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $ 252,207
                                                                 -----------


The accompanying notes are an integral part of the financial statements



                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
        From Inception (October 6, 1998) Through September 30, 2002, and
           For The Nine Months Ended September 30, 2002 and 2001, and
       For the Three Months Ended September 30, 2002 and 2001 (Unaudited)


                                           From inception
                                         (October 6, 1998)    Nine Months Ended September 30,      Three Months Ended September 30,
                                                  through     -------------------------------      --------------------------------
                                       September 30, 2002             2002              2001               2002              2001
                                       ------------------      -----------        ----------        -----------         ----------

Revenue
Gain on early extinguishment of debt             $ 88,591         $ 88,591               $ -                $ -               $ -
                                       ------------------      -----------        ----------        -----------         ----------

Expenses
Research and development                          440,873           22,103            44,634              6,250             5,586
Write Off of Cryptosporidium Technology               950              950                 -                950                 -
General and administrative                      2,690,525        1,647,181           504,099            364,510           441,634
                                       ------------------      -----------        ----------        -----------         ----------
   Total operating expenses                     3,132,348        1,670,234           548,733            371,710           447,220
                                       ------------------      -----------        ----------        -----------         ----------
Operating loss                                 (3,043,757)      (1,581,643)         (548,733)          (371,710)         (447,220)

Interest expense                                  146,879           34,178            40,658             12,726            13,564
                                       ------------------      -----------        ----------        -----------         ----------
Net loss                                     $ (3,190,636)    $ (1,615,821)       $ (589,391)        $ (384,436)       $ (460,784)
                                       ------------------      -----------        ----------        -----------         ----------
Weighted average shares outstanding             9,809,376       16,642,535         9,363,223         17,043,692        11,695,165
                                       ------------------      -----------        ----------        -----------         ----------

Loss per share                                    $ (0.33)         $ (0.10)          $ (0.06)           $ (0.02)          $ (0.04)




The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
        From Inception (October 6, 1998) Through September 30, 2002, and
        For The Nine Months Ended September 30, 2002 and 2001 (Unaudited)



                                                                   From inception
                                                                (October 6, 1998)
                                                                          through             Nine Months Ended
                                                               September 30, 2002  September 30, 2002    September 30, 2001
                                                               ------------------  ------------------    ------------------
Operating Activities
Net Loss                                                             $ (3,190,636)       $ (1,615,821)           $ (589,391)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                                      411,479                 189                39,422
Services Contributed by Employees and Consultants                         375,125                   -               353,000
Common Stock issued for Services                                              975                   -                 3,350
Common Stock Issued to Non-Employees for Services                         264,800             238,800                     -
Compensation Cost for Non-Employee Options                                775,450             750,450               (52,000)
Gain on early extinguishment of debt                                      (88,591)            (88,591)                    -
Write off of Cryptosporidium Technology                                       950                 950                     -
Change in Working Capital Accounts:
Prepaid Expenses                                                         (228,401)           (228,401)                    -
Related Party Receivables                                                 (17,589)            (17,589)               (7,294)
Accounts Payable                                                           84,434              65,129                21,943
Interest Payable                                                          140,260              29,172                39,044
Accrued Salaries                                                          700,000             300,000               100,000
Payable to Tequesta Capital                                               240,300             240,300                     -
Payable to Sterling Capital                                                     -             (50,000)               20,000
Rent and Other Expenses Payable to Related Parties                         (3,189)            (18,024)               21,803
                                                               ------------------  ------------------    ------------------
Net cash used in operating activities                                    (534,633)           (393,436)              (50,123)
                                                               ------------------  ------------------    ------------------

Financing Activities
Sale of Common Stock for Cash to Third Parties                            423,460             342,000                75,000
Payment of common stock subscribed                                         50,000              50,000
Loans from Related Parties                                                403,848              27,000                 2,400
Repayment of Loans from Related Parties                                   (56,019)            (30,686)              (17,000)
                                                               ------------------  ------------------    ------------------
Net cash provided by financing activities                                 821,289             388,314                60,400
                                                               ------------------  ------------------    ------------------
Investing Activities
Purchase of Licensed Technology                                            (7,000)                  -                     -
Payments for Sponsored Research                                          (279,500)                  -               (10,000)
                                                               ------------------  ------------------    ------------------
Net cash used in investing opportunities                                 (286,500)                  -               (10,000)
                                                               ------------------  ------------------    ------------------
Change in Cash                                                                156              (5,122)                  277

Cash at Beginning of Period                                                     -               5,278                    47
                                                               ------------------  ------------------    ------------------
Cash at End of Period                                                       $ 156               $ 156                 $ 324
                                                               ------------------  ------------------    ------------------
Supplemental Disclosure of Cashflow Information
Cash Paid for Interest                                                    $ 1,582                 $ -                   $ -

Non-cash investing and financing activities
Common stock issued as payment of loans to related parties                $ 2,025                 $ -                   $ -




The accompanying notes are an integral part of the financial statements

                                  Centrex, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
         From Inception (October 6, 1998) Through September 30, 2002 and For the Three Months and Nine Months Ended September 30, 2002 and 2001


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

Organization and Nature of Operations
Centrex, Inc. ("Centrex" or "the Company") owns an exclusive worldwide license to develop, manufacture, and market products using a single molecule detection technology developed at Los Alamos National Laboratory. The detection system, originally in development to detect the deadly form of E.coli bacteria, is designed to be capable of detecting a variety of bacterial or viral organisms by recognizing the unique DNA fingerprint of the organism. The Company now plans to focus development efforts on the rapid detection of potential bioterrorism agents. The organisms being considered for detection by the prototype device include all those named in the validated threat list published by the Defense Intelligence Agency, in addition to several other potential biowarfare agents. Development of the proposed device is expected to continue under the terms of the revised development agreement after the Company executes this agreement with Los Alamos National Laboratory. The initial cost of the project is estimated at $640,266, of which $142,280 will be due upon signing and $35,570 will be due each month thereafter for fifteen months. The Company is presently seeking the capital necessary to execute the revised development agreement. See Note 2 "Uncertainties" and Note 11 "Subsequent Events."

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

Compensation of Officers and Employees
Prior to April 1, 2001, the Company's officer, employees and certain consultants served without pay or other non-equity compensation. The fair value of these services was estimated by management and recorded as an expense with an offsetting entry to paid in capital. As a result, from inception to April 1, 2001, the Company recorded $375,125 for these services.

Effective April 1, 2001, the Company began accruing compensation pursuant to employment agreements. As of September 30, 2002, the Company owed its officer and employees $700,000 pursuant to the employment agreements. The Company has breached the employment agreements, and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 5, "Other Commitments and Contingencies."

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

In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual And Infrequently Occurring Events And Transactions". SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, which adopted SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its financial statements.

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

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $3,190,636 for the period from inception (October 6, 1998) to September 30, 2002, and a net loss of $1,615,821 and $589,391 for the nine months ended September 30, 2002 and 2001, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development of the proposed system for the rapid detection of biowarfare agents is expected to continue under the terms of the revised development agreement after the Company executes this agreement with Los Alamos National Laboratory. The cost of the project is estimated at $640,266, of which $142,280 will be due upon signing and $35,570 will be due each month thereafter for fifteen months. The Company is presently seeking the capital necessary to execute the revised development agreement. There is no assurance that the Company will be successful in raising sufficient capital to execute the revised agreement or to fund the monthly obligation thereafter. There is no assurance that the capital raised, if any, will not be dilutive to the Company's existing shareholders. See Note 10 "Subsequent Events."

Note 3--Other Assets

Other assets consisted primarily of the unamortized cost of the $7,000 license fee paid to the University of California on June 1, 1999, for the exclusive worldwide license to develop and market products developed using the single molecule detection technology, plus $540 in other costs. The $7,540 is being amortized over 17 years using the straight-line method. At September 30, 2002, accumulated amortization was $1,478.

Note 4--Commitments and Contingencies

Exclusive License Agreements with University of California
On February 25, 2002, the Company and the University of California entered into a modified license agreement, whereby the Company was granted exclusive rights to the DNA-based single-molecule detection technology for all fields of use. The Company paid a modification fee of $15,000, which was recorded as an expense, and agreed to pay $10,000 within thirty (30) days of issuance of a patent.

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

Patent Applications related to single molecule detection method The DNA-based single molecule detection method is patent-pending. The method is owned by the University of California, and in December of 1999, they filed a U.S. patent application. The Company has learned that an initial ruling by the U.S. Patent & Trademark Office rejected the claims in the patent application, however, we believe that the University of California, the patent owner, has filed an appeal. The appeals process is lengthy, and there is no assurance that the appeal will be successful or that a U.S. patent will be issued. The University of California has filed patent applications in Canada, Europe, and Japan. No patents have been issued, and there is no assurance that any will be issued.

Exclusive License Agreement with University of South Florida for Cryptosporidium Detection Technology

On September 20, 2002, the Company's license to the Cryptosporidium technology was terminated by the Licensor. As such, the Company wrote off the remaining unamortized portion of the technology asset, which was $778.

Payable to University of California for E.coli detection sponsored research On June 1, 1999, the Company agreed to pay $410,000 pursuant to a Sponsored Research Agreement with the University of California for the development of a system for the rapid detection of the deadly form of E.coli bacteria based on the single molecule detection technology. The Company is not in compliance with the Sponsored Research Agreement because there is a balance of $130,500 owed. The University has suspended product research and development efforts related to the E.coli detection system pending payment of the balance due. The Company has had verbal discussions with the University about the payments, but no written agreement to extend the payment terms has been formalized. According to the terms of the License, the University of California may have the right to terminate the license for non-payment of sponsored research fees, however, the Company has not received such notice.

Payments due pursuant to employment agreements
As of September 30, 2002, the Company owed its officer and its employees a total of $700,000 pursuant to employment agreements. The Company has breached the agreements, and there is no assurance that the Company's officer and its employees will continue to service without being paid. The loss of the services of the Company's officer and its employees could have a material adverse affect on the Company's continued operations.

Payable to Tequesta Capital
During the first quarter of 2002 the Company entered into an agreement with Tequesta Capital to provide certain investor relations services. In connection with the agreement, the Company recorded $40,000 in cash due as well as $200,300 as the value of common stock to be issued pursuant to the agreement. As of September 30, 2002, the Company disputes the amounts recorded as being owed to Tequesta because of their failure to perform the services as required. The Company intends to obtain a mutual release from Tequesta.

Termination of Agreement with Dutchess Advisors, Ltd.
On June 5, 2002, the Company entered into a non-exclusive agreement with Dutchess Investments to assist the Company with a private placement of Centrex's common stock. If Dutchess is successful in arranging such private placement, it shall receive a cash fee equal to a percentage of the total gross proceeds raised, ranging from 8% for the first $3 million to 2% for amounts over $10 million, payable at the time of each closing. Closing is subject to mutually agreed upon terms, conditions and definitive documentation.

On October 22, 2002, Centrex notified Dutchess Advisors, Ltd. that due to a lack of communication from Dutchess since the Private Placement Fee Agreement was signed on June 5, 2002, and since there has been no activity from them related to a possible private placement offering, the Company terminated the agreement (see Note 10).

Agreement with Crescent Fund, Inc.
On June 24, 2002, the Company entered into an agreement for a six month period with Crescent Fund, Inc. to provide institutional investor relations services and to assist the Company in its efforts to secure funding. If Crescent is successful in securing such funding, the Company agreed to pay them a success fee equal to 7% of the amount of the transaction.

Agreement with Montauk Financial Group
On August 26, 2002, the Company executed a one year agreement with Montauk Financial Group ("Montauk"). Pursuant to this agreement, Montauk will provide investment banking and other advisory services related to business and operations, and merger and acquisition candidates. Upon execution of the Agreement the Company was obligated to pay to Montauk $10,000 as a retainer and an advisory fee of $60,000. At September 30, 2002, these obligations were recorded as an accrued liability. Subsequent to September 30, 2002, the retainer was paid in cash and the advisory fee was paid with 150,000 shares of restricted common stock of the Company. Centrex agreed to issue 250,000 warrants exercisable on or before August 25, 2007 at an exercise price of $0.50 per share.

If Montauk Financial Group facilitates a merger, acquisition or sale transaction for Centrex, Inc., Montauk will be compensated in accordance with the following schedule; 5% of the first $2 Million; 4% of the following $2 Million; 3% of the following $2 Million; 2% of the following $2 Million, and 1% of the balance of the value of the transaction. If Montauk facilities an equity transaction, then Montauk will be paid a cash transaction fee in the amount of 10% of the amount raised, a 3% non- accountable expense allowance and placement agent warrants equal to 10% of the shares issued in an equity transaction at an exercise price no more favorable as given to the investors in such transaction.

Note 5--Common Stock and Paid in Capital

On July 16, 2002, the Company issued 100,000 shares of its common stock pursuant to the exercise of options by a consultant. The options were exercisable at $.30 per share. The Company received $30,000 in the transaction.


Note 6--Stock Options

Incentive Stock Option Plan
The Company's Incentive Stock Option Plan has 5,000,000 shares reserved for issuance. Stock options granted under the Plan expire ten years from the date of grant. As of September 30, 2002, there were no options outstanding pursuant to the Plan.

Non-Employee Stock Options
As of September 30, 2002, the Company had outstanding approximately 975,000 options outstanding for non-employees as follows:

On November 1, 2000, as consideration for the termination of his employment agreement, the Board granted Mr. James Puryear, the Company's former president, options to purchase up to 350,000 shares of common stock at an exercise price of $0.50 per share. The options expire September 30, 2010.

On July 27, 2001, Sterling International, Inc. ("Sterling") was granted options to purchase up to 1,342,500 shares of Centrex common stock at par value $0.001 per share in connection with their consulting agreement. Effective May 17, 2002, the Company entered into a settlement agreement with Sterling, whereby Sterling forfeited 967,500 options and whereby 125,000 of the options were vested. The Company recorded $80,000 of compensation cost related to the 125,000 options that vested during the second quarter of 2002. Compensation cost of $26,800 was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001 per share; stock price of $0.64 per share (the closing price of the Company's common stock on the vesting date); risk-free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 4.63 years; and estimated volatility of 185%. Sterling now has 375,000 options which are exercisable on or before December 31, 2006, of which 250,000 were vested during 2001.

On May 15, 2002, the Company granted certain consultants options to purchase up to a total of 350,000 shares of common stock pursuant to written consulting agreements. The options are exercisable at $0.30 per share on or before the expiration of one year from the date of the agreement. The Company recorded $12,906 of compensation cost and $90,344 in prepaid consulting expense related to the options granted. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.30 per share; stock price of $0.46 per share (the closing price of the Company's common stock on the vesting date); risk-free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 7.67 months; and estimated volatility of 185%. On July 16, 2002, a consultant exercised options to purchase 100,000 shares of the Company's common stock (see Note 5).

                                            Quarter Ended September 30, 2002
                                            -----------------------------------
                                                                Weighted Average
                                                                  Exercise Price
                                                     Shares
                                            ---------------- ------------------
    Non-Employees:
    Outstanding, June 30, 2002                   1,075,000               $0.29
    Granted                                            ---                 ---
    Exercised                                    (100,000)               $0.30
    Forfeited                                          ---                 ---
                                            ---------------- ------------------
    Outstanding, September 30, 2002                975,000              $0.29
                                            ---------------- ------------------
    Exercisable, September 30, 2002                975,000              $0.29
                                            ---------------- ------------------
    Weighted average fair value of
    options granted during period                      ---
                                            ----------------

Note 7- Related Party Transactions

Centrex leases approximately 4,200 square feet of commercial office space from a related party on a month-to-month basis. The monthly rent for the office space is $6,300, of which the Company's share is approximately $1,600 per month. The office space is shared with other companies in which Centrex's officer and its employees may be officers, directors, employees or shareholders. In addition to office space, Centrex shares staff and other administrative expenses with these other companies. From time to time, Centrex and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of September 30, 2002, Centrex's receivable from the other companies for rent and administrative expenses was $17,589.

As of September 30, 2002, the Company owed $258,642 in principal and $100,425 in accrued interest to certain shareholders of the Company. The notes are presently in default and accrue interest at 16% per year.

During the first quarter of 2002, the Company entered into a mutual settlement agreement with one of the noteholders, which released the Company from its obligation to them. The principal amount of the note was $65,083 and accrued interest was $23,508. The Company recorded $88,591 as gain on early extinguishment of debt in accordance with SFAS No. 145 (see Note 1, New Accounting Standards).

On June 21, 2002, a motion for summary judgment was granted to Quasar Irrevocable Trust for $20,833 in principal, $10,725 in interest, and $2,099 in attorney's fees related to their petition filed November 19, 2001, demanding payment for outstanding loans due from Centrex. On September 16, 2002, Quasar Irrevocable Trust presented an order of garnishment and was paid $490 toward its summary judgment. The Company is still attempting to arrange payment of the judgment with shares of its common stock. There is not assurance that the Company will be successful in arranging such payment.

Other than Quasar Irrevocable Trust no other shareholder has made a demand for payment of the notes, however, there is no assurance that the other shareholders will not make a demand for payment.

During the first quarter of 2002, Centrex and its former investor relations firm settled a dispute after the Company became aware that the firm would no longer be able to fulfill its obligations under the agreement. In connection the original agreement, the firm was issued 1,000,000 shares of the Company's common stock. In connection with the settlement, the firm transferred 675,000 shares of common stock to other vendors rendering similar services for the Company. In connection with the transaction, the Company recorded $339,685 in expense and $69,985 as prepaid expense based on the fair market value of the common stock on the date of the transfers.

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

Note 9--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the nine months ended September 30, 2002, temporary differences consist of compensation recognized for issuance of options. The components of the Company's deferred income tax asset are as follows:

                                                           From inception
                                                (October 6, 1998) through
                                                       September 30, 2002
                                               --------------------------

Net operating loss carryforward                                  705,239
Temporary differences                                            218,035
Valuation allowance for deferred tax asset                     $(923,274)
                                               --------------------------

Net deferred tax asset                                              $---
                                               --------------------------


Note 10--Subsequent Event

On October 1, 2002, the Company entered into a consulting agreement and issued 500,000 shares of restricted common stock. The consultant will perform advisory services related to strategy, marketing, financing and merger and acquisitions.

On October 1, 2002, the Company entered into a consulting agreement and issued 2,300,000 shares of restricted common stock. The consultant will perform advisory services related to financing and corporate image, and will also perform investor relations services for the Company.

On October 7, 2002, the $60,000 advisory fee pursuant to the Montauk Agreement was paid with 150,000 shares of restricted common stock of the Company.
Centrex  also issue   250,000  warrants exercisable  on or before  August  25,
2007 at an  exercise  price of $0.50 per share.

On October 15, 2002, the Company entered into an agreement with Remington Financial Group, Inc. (RFG). Pursuant to this agreement, RFG will perform due diligence for the Company related to possible funding opportunities for the Company. For these services, Centrex paid $5,000 to RFG. Pursuant to the agreement, if RFG is successful in finalizing a loan for Centrex, Inc., then RFG shall receive an origination fee in an amount equal to 2.0% - 2.5% of the gross amount of the loan.

On October 18, 2002, the Company sold 200,000 shares of its restricted common stock to an accredited investor for $30,000.

On October 22, 2002, Centrex notified Dutchess Advisors, Ltd. that due to a lack of communication from Dutchess since the Private Placement Fee Agreement was signed on June 5, 2002, and since there has been no activity from them related to a possible private placement offering, the Company terminated the agreement.

Effective November 1, 2002, the Company entered into an agreement with an investor relations firm, whereby the Company agreed to issue up to 2,500,000 shares of restricted common stock for services.

Effective November 1, 2002, the Company entered into an agreement with an investor relations firm whereby options were granted to purchase up to 500,000 restricted shares of Company common stock at an exercise price of $0.40 per share on or before May 31, 2003 and up to 500,000 restricted shares of Company common stock at an exercise price of $0.60 per share on or before December 31, 2003.

On November 1, 2002, the Company sold 500,000 Units at $0.25 per Unit to an accredited investor. Each Unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock on or before December 31, 2006 at an exercise price of $0.50 per share.

On November 13, 2002, the Company sold to an accredited investor 1,875,000 shares of the Company's restricted common stock and warrants to purchase up to 975,000 shares of common stock on or before November 12, 2007, at an exercise price of $0.42 per share, which was 120% of the closing price of the Company's common stock on the day before the Closing. The gross proceeds to the Company from the transaction was $375,000. In connection with this transaction the Company paid Montauk Financial Group, its financial advisor, a cash fee of $39,375 and issued them warrants to purchase up to 187,500 shares of Company common stock on or before November 12, 2007, at an exercise price of $0.42 per share, which was 120% of the closing price of the Company's common stock on the day before the Closing.

On November 13, 2002 the Company executed the revised development agreement with Los Alamos National Laboratory.

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

(i)  Cash Requirements

     As of September 30, 2002, the Company had $156 in cash, which management estimates is not enough to meet the Company's estimated funding requirements for the remainder of the year. The Company must complete additional financing initiatives in 2002 to generate the liquidity necessary to continue its operations. Due to the current economic conditions, the Company may not be able to secure additional financing on terms it deems acceptable. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company's may be required to limit or cease its research and development activities or other operations, or otherwise modify its business strategy. Because of these uncertainties, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

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

 (iii) Expected Purchased or Sale of Plant and Significant Equipment

         None.

(iv) Expected Significant changes in number of employees

         As of September 30, 2002, the Company owed its officer and employees $700,000 pursuant to employment agreements. The Company has breached the material terms of the agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. The loss of the services of the Company's officer and its employees could have a material adverse affect on the Company's continued operations.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.


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

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits.

99.1 Certification of Thomas R. Coughlin, Jr. Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                              CENTREX, INC.



                              /s/ Thomas R. Coughlin, Jr.
                              ---------------------------------------
                              Thomas R. Coughlin, Jr.
                              President

Date: November 14, 2002

I, Thomas R. Coughlin, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Centrex, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 14, 2002


                                 /s/ Thomas R. Coughlin, Jr.
                                 ---------------------------
                                 Thomas R. Coughlin, Jr.
                                 CEO and CFO