Form 10KSB
period 2002-12-31
CENTREX INC
filed 2003-04-16
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002



                                  CENTREX, INC.
             (Exact name of registrant as specified in its charter)

    Oklahoma                        000-32021                  73-1554121
--------------                 -----------------         --------------------
  (State of                    (SEC File Number)         (I.R.S. Employer ID#)
 incorporation)

                               9202 S. Toledo Ave.
                                 Tulsa, OK 74137
          (Address of principal executive offices, including zip code)

                                 (888) 494-2880
              (Registrant's Telephone Number, Including Area Code)

                                 (918) 492-2560
               (Registrant's Facsimile Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified price within the past 60 days.: $2,436,956 as of April 14, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 14, 2003, we had 48,739,113 shares of common stock, $0.001 par value, issued and outstanding.

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

Part I.

Item 1. Description of Business

     Centrex is a development-stage company incorporated on October 6, 1998 in Oklahoma. The Company has not been involved in bankruptcy, receivership or any similar proceeding. The Company owns an exclusive worldwide license to Single Molecule Detection, a technology that was invented at Los Alamos National Laboratory ("Los Alamos" or "LANL"). The technology is owned by the University of California (the "University"), which conducts research at LANL. The technology is designed to rapidly detect bacteria or viruses by matching the DNA of the organism. We entered into a development agreement with the University and LANL to build a prototype system that enables rapid detection of harmful pathogens, including potential biothreat agents.

     As a development-stage company, we presently do not have any products for sale. If LANL is successful in building a prototype system, it may take us several more years before we have a commercially viable product. We may not be successful in developing any products based on the single-molecule detection technology. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS".

     PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS
     We plan to develop, manufacture and market a fully-integrated system that enables rapid detection of harmful pathogens by using DNA analysis. Our planned product is designed to be an easy-to-use system to analyze complex biological samples in disposable cartridges, and to rapidly and automatically perform the steps necessary for sophisticated molecular biological procedures. We are focusing our efforts on those applications where rapid DNA testing is particularly important, such as biothreat detection, food processing, and water supply markets. If the single molecule detection technology is commercialized, we believe that potential customers for our proposed device include commercial air carriers, the United States Postal Service, Federal office buildings, commercial office buildings, military, state and local government buildings, sports arenas, and shipping terminals, food processors and water treatment systems.

     INDUSTRY BACKGROUND
     Nucleic acids are molecules found inside cells. Nucleic acids, such as DNA and RNA, contain the unique blueprint, or genes, of each living creature. Advances in molecular biology have led to the development of techniques for reading the genome and for detecting the presence of a known DNA sequence. Today, the most widely used method for DNA analysis is first to amplify, or grow more of, the target DNA and subsequently to detect the DNA with the use of fluorescent dyes. The most common method of DNA amplification is polymerase chain reaction, or PCR.

     LIMITATIONS OF CURRENT DETECTION METHODS
     Highly Skilled Technicians; Special Laboratory Required. Currently available methods require skilled scientists and technicians in a special laboratory setting, including, in many cases, separate rooms to prevent contamination of one sample by another.

     Large and Inflexible Equipment. Most currently available equipment is large and inflexible and is typically configured to accommodate only one assay, or test, procedure.

     Long  Time  to  Result.  Current  sample  preparation,   amplification  and
detection technologies rely on manual or semi-automated processes that often require days to complete.

     Sensitivity Constraints. Existing technologies accept and process only very small sample volumes, forcing laboratory technicians to spend significant effort in concentrating larger samples in order to obtain the required level of sensitivity.

     Lack of Integration. We believe that current amplification and detection systems do not integrate sample preparation or the extraction, purification and concentration of DNA or RNA into their processes.

     In summary, DNA testing is currently a complicated, time-consuming process that requires expensive specialized equipment and highly-trained staff. We believe that DNA testing will only achieve its full market potential upon the development of advanced instruments and integrated processes that are both rapid and automated.

     THE CENTREX SOLUTION
     We believe that the single molecule detection technology represents a significant improvement to existing DNA detection methods for the following reasons:

     No Amplification Is Necessary--Because the single molecule detection technology is able to detect the most minute levels of DNA, down to a single molecule, no amplification of the target DNA is necessary. This is a benefit not only in terms of time, but in terms of minimizing the likelihood of false positive/negative results that are common with conventional testing methods.

     Designed for Portability and Ease of Use. Our system is designed to be easy to use, enabling non-scientific personnel to conduct sophisticated DNA analysis. Our system is designed to be portable and to operate in a wide range of environments, such as airplanes, office buildings, factory or combat zone.

     Designed to Produce Rapid Results--Because no amplification is needed, results can be produced more rapidly than conventional testing methods.

     Modular and Flexible System Design--Our system is designed to run several different types of assays simultaneously. Our system is designed to be modular, enabling us to build products to meet the needs of a variety of potential markets.

DISTRIBUTION METHODS
     If  the  single   molecule   detection   technology  is  developed  into  a
commercially viable product, we intend to enter into agreements with third parties to market, sell and distribute our product. We may not be able to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition these third parties may have similar or more established relationships with our competitors. If we do not enter into relationships with third parties to market, sell and distribute our planned product, we will need to develop our own such capabilities. We have no experience in developing, training or managing a sales force. See "RISK FACTORS-Risks Related to Our Business."

COMPETITIVE BUSINESS CONDITIONS
     We expect to encounter intense competition from vendors of PCR-based testing products, such as Cephid and Applied Biosystems. In order to compete against vendors of conventional products, we will need to demonstrate the advantages of our products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our products relative to these conventional technologies and products.

     In many instances, our competitors have or will have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations. Moreover, competitors will have greater name recognition than we do, and may offer discounts as a competitive tactic. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

INTELLECTUAL PROPERTY AND OTHER AGREEMENTS

     Exclusive License Agreement with University of California
     ---------------------------------------------------------
     On February 25, 2002, the Company and the University of California entered into a modified license agreement, whereby the Company was granted exclusive rights to the DNA-based single-molecule detection technology for all fields of use. The Company paid a modification fee of $15,000, which was recorded as an expense, and agreed to pay $10,000 within thirty (30) days of issuance of a patent. A copy of the license modification is incorporated herein by reference to Exhibit 10.9 of the Form 10-QSB for the quarter ended June 30, 2002, filed August 19, 2002.

     Pursuant to the modified license agreement, the University of California will receive a royalty equal to three and one half percent (3.5%) of net sales of products using the DNA-based microbial detection system, and any additions, extensions and improvements thereto; an annual license fee of $5,000 payable in advance on January 2 for each year the license agreement is in effect; and 50% of other payments, including sublicense issue and annual fees received from sublicense(s) in consideration for the licensed invention. The royalty obligation will cease after the expiration of the last patent that covers the licensed intellectual property. If a U.S. patent is not issued, then the Company intends to renegotiate its license agreement with the University of California.

     Patent Applications related to single molecule detection method
     ---------------------------------------------------------------
     The single molecule detection method is owned by the University of California, and in December of 1999, they filed a U.S. patent application. The initial ruling by the U.S. Patent & Trademark Office rejected the claims in the patent application, however, the University of California has filed an appeal. The appeals process is lengthy and there is no assurance that the appeal will be successful or that a U.S. patent will issue. The University of California has filed international patent applications for the single molecule detection method in Canada, Europe, and Japan. No international patents have been issued and there is no assurance that any will be issued. See "RISK FACTORS."

     Payable  to  University  of  California  pursuant  to  revised  development
     ---------------------------------------------------------------------------
agreement
---------
     The revised development agreement obligates the Company to pay $640,226, of which $142,280 was paid upon signing of the agreement. The balance is payable in monthly installments of $35,570. There is no assurance that the Company will have sufficient capital to fund the monthly installments as they come due. According to the terms of the Modified License, the University of California may have the right to terminate the license if the Company is unable to pay the monthly payments required by the development agreement. See "RISK FACTORS."

GOVERNMENT REGULATION
The Company is not presently aware of any government approval required before the Company's planned products can be sold in the United States, the Company's initial geographic market. There is no assurance the Company's planned product is not subject to government approval either now or in the future.

NUMBER OF EMPLOYEES AND FULL-TIME EMPLOYEES
The Company presently employs its Chief Executive Officer on a part-time basis, and the Company has entered into consulting agreements with three individuals to provide accounting, financial reporting and administrative support services, on a part-time basis, through December 31, 2003. The Company has entered into an agreement with Jack Luchese to become the Company's new Chief Executive Officer on a full-time basis if the Company is successful in raising at least $2,000,000 on or before January 1, 2004. Mr. Luchese expects to be a consultant to the Company and Dr. Coughlin expects to remain as CEO until such time as the funding condition of Mr. Luchese's employment agreement has been satisfied. See "RISK FACTORS".

RISK FACTORS

RISKS RELATED TO OUR TECHNOLOGY

IF WE DO NOT OBTAIN THE NECESSARY FUNDS TO PAY THE MONTHLY OBLIGATION PURSUANT TO THE REVISED DEVELOPMENT AGREEMENT, LOS ALAMOS MAY NOT COMPLETE THE DEVELOPMENT OF THE PROTOTYPE AND THEY MAY HAVE THE RIGHT TO TERMINATE THE LICENSE. THIS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE PROSPECTS

     The revised development agreement, whereby Los Alamos has agreed to make a prototype of our planned product, requires that the Company pay them $35,570 per month for fifteen months. The Company presently does not have the funds necessary to fund the monthly obligation. If the Company is not successful in raising the capital necessary to fund the monthly obligation, then Los Alamos may not complete the development of a prototype of our product and they may have the right to terminate the license, which could have a material adverse effect on the Company's future prospects.

ANY UNFORSEEN DEVELOPMENT ISSUES COULD GIVE COMPETITORS THE TIME TO DEVELOP TECHNOLOGY SIMILAR TO OURS AND TO INTRODUCE A COMPETING PRODUCT BEFORE OUR PRODUCT CAN BE COMMERCIALIZED. THIS COULD HARM OUR FUTURE PROSPECTS.
     The estimated development time by Los Alamos for our planned product is 18-24 months. Even if Los Alamos is successful in completing a prototype, it could be several more years before we have a commercially viable product. Any significant delay in funding the monthly obligation, funding commercialization efforts or any unforeseen development issues could give competitors the time to develop technology similar to ours and to introduce a competing product before our planned product is commercialized. This could harm our future prospects.


THERE IS NO GUARANTEE THAT THE SINGLE MOLECULE DETECTION TECHNOLOGY WILL WORK OR BE COMMERCIALLY VIABLE.
     Our proposed product requires further research, development, laboratory testing, demonstration of commercial scale manufacturing, and possibly regulatory approval before the proposed product can be proven to be commercially viable. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the potential product may be ineffective, or unsafe, or difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, the research, development, testing, and/or regulatory approval process (if required) will be completed. Our product development efforts may be unsuccessful. The failure of our research and development activities to result in a commercially viable product would materially adversely affect our future prospects.

IF A U.S. PATENT FOR THE SINGLE MOLECULE DETECTION TECHNOLOGY IS NOT ISSUED, COMPETITORS WILL BE ABLE TO COPY AND SELL PRODUCTS SIMILAR TO OURS WITHOUT PAYING A ROYALTY. THIS COULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR ABILITY TO COMPETE.
     The single molecule detection method is owned by the University of California. On December 3, 1999 they filed a U.S. patent application covering the technology. The University received an initial ruling by the U.S. Patent & Trademark Office rejecting the claims in the patent application, however, the University filed an appeal on August 22, 2002. The appeals process is lengthy and there is no assurance that the appeal will be successful or that a U.S. patent will be issued. The University of California has also filed patent applications in Canada, Europe, and Japan. No patents have been issued and there is no assurance that any will be issued. If a U.S. patent is not issued, then we have no protection for the technology for our primary geographic market. If our planned product is commercialized, the lack of U.S. or foreign patent protection could allow competitors to copy and sell products similar to ours without paying a royalty. This could negatively affect our ability to compete.

THE SINGLE MOLECULE DETECTION METHOD IS LICENSED TO US BY A THIRD PARTY. IF WE ARE UNABLE TO CONTINUE TO LICENSE THIS TECHNOLOGY, OUR FUTURE PROSPECTS COULD BE HARMED.
     We license the single molecule detection method from the University of California. To maintain our license with them, we must pay them $5,000 each year the license is in effect and pay 3.5% royalties on product sales and 50% of payments received from sublicensees. Our failure to fulfill any term of the license agreement is grounds for the University to terminate the license. The technology we license from them would be difficult to replace. The loss of the technology license would result in delays in the availability of our planned products until equivalent technology, if available, is identified, licensed and integrated. This could harm our future prospects.

BECAUSE  WE RELY ON  THIRD  PARTIES  FOR  RESEARCH  AND  DEVELOPMENT  ACTIVITIES
NECESSARY TO COMMERCIALIZE OUR PRODUCT, WE HAVE LESS DIRECT CONTROL OVER THOSE ACTIVITIES. THIS COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR FUTURE PROSPECTS.
     We do not maintain our own laboratory and we do not employ our own researchers. We have contracted with third parties in the past to conduct research and development activities and we expect to continue to do so in the future. Because we rely on third parties for our research and development activities, we have less direct control over those activities and can not assure you that the research will be done properly or in a timely manner, or that the results will be reproducible. Our inability to conduct research and development may delay or impair our ability to commercialize the technology. The cost and time to establish or locate an alternative research and development facility to develop our technology could have a materially adverse effect on our future prospects.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR RIGHTS TO INTELLECTUAL PROPERTY, WE MAY LOSE VALUABLE RIGHTS, EXPERIENCE REDUCED MARKET SHARE, IF ANY, OR INCUR COSTLY LITIGATION TO PROTECT SUCH RIGHTS.
     We generally require our employees, consultants, advisors and collaborators to execute appropriate confidentiality agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantial equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. law. We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology.

     We may have to resort to litigation to protect our rights for certain intellectual property, or to determine their scope, validity or enforceability. Enforcing or defending our rights is expensive in terms of dollars and management time and such efforts may not prove successful. There is always a risk that patents, if issued, may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish protection for the technology we license. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

WE MAY BE SUED BY THIRD PARTIES WHO CLAIM THAT OUR PRODUCT INFRINGES ON THEIR INTELLECTUAL PROPERTY RIGHTS. DEFENDING AN INFRINGEMENT LAWSUIT IS COSTLY AND WE MAY NOT HAVE ADEQUATE RESOURCES TO DEFEND. ANY SETTLEMENT OR JUDGMENT AGAINST US COULD HARM OUR FUTURE PROSPECTS.
     We may be exposed to future litigation by third parties based on claims that our technology, product or activity infringes on the intellectual property rights of others or that we have misappropriated the trade secrets of others. This risk is compounded by the fact that the validity and breadth of claims covered in technology patents in general and the breadth and scope of trade secret protection involves complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. Our license agreement with the University of California requires that we pay the costs associated with initiating an infringement claim and defending counterclaims by the infringer. In addition, intellectual property litigation or claims could force us to do one or more of the following:

        - cease selling, incorporating or using any of our technology and/or products that incorporate the challenged intellectual property, which could adversely affect our revenue;
        - obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or
        -     redesign our products, which would be costly and time consuming.

THE U.S. GOVERNMENT RETAINS CERTAIN RIGHTS TO THE DETECTION TECHNOLOGY, WHICH IF EXERCISED, COULD LIMIT OUR ABILITY TO COMPETE
     Technologies developed with funds provided by the United States government have restrictions regarding where they may be sold and have limits on exclusivity. The technology may only be allowed to be sold or manufactured within the United States. In addition, under Section 23 of the United States Code, the U.S. government has the right to use technologies that it has funded regardless of whether the technology has been licensed to a third party.

     The U.S. Government has a nonexclusive, nontransferable, irrevocable, paid-up license to practice or to have practiced through the world, for or on behalf of the U.S. Government, inventions covered by the University's patent rights, and has certain other rights under 35 U.S.C. 200-212. The U.S. Department of Energy has the right to require us to grant a nonexclusive, partially exclusive or exclusive license under the patent rights in any field of use to a responsible applicant or applicants. Such regulations may limit the value of the technology to us and may reduce our ability to compete.

RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE NO PRODUCTS FOR SALE, WE DO NOT GENERATE REVENUE, THEREFORE, OUR AUDITORS DOUBT OUR ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN
     Because the Company's planned product is in the development stage, the Company has no revenue, earnings or cash flow to be self-sustaining. The Company does not anticipate product sales until such time as the technology is commercialized, which could take several years. The Company's independent accountants have stated in their opinion to the audited financial statements for the period ended December 31, 2002 that "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." Our failure to obtain the funding necessary to commercialize our planned product will have a material adverse effect on our business, financial condition, and on the price of our common stock.

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO COMMERCIALIZE OUR TECHNOLOGY. WE MAY HAVE DIFFICULTY RAISING CAPITAL WHEN WE NEED IT, OR AT ALL. RAISING SUCH CAPITAL MAY DILUTE STOCKHOLDER VALUE
     Our business currently does not generate any sales from our proposed product and we do not anticipate product sales until such time as the technology is commercialized, which could take several years. The Company must complete additional financing initiatives in 2003 to generate the liquidity necessary to continue its operations. The Company must engage a private engineering firm to design, build and test a commercial version of the prototype and to determine whether our planned product can be manufactured in a commercially viable way.

     The Company estimates that it will require between $10,000,000 to $20,000,000 in additional capital over the next three years to commercialize its technology. Due to the current economic conditions, the Company may not be able to secure additional financing on terms it deems acceptable. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company may be required to limit or cease its activities, or otherwise modify its business strategy, which could materially harm its future business prospects.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES
     We have had annual losses since our inception in October 1998. We expect to continue to incur losses until we finish the development of our products, obtain government approval, if required, for our products, and sell enough products at prices high enough to generate a profit. There is no assurance that we will be able to develop a commercially viable product, to generate revenue, or to achieve or maintain profitable operations.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR STOCK MORE DIFFICULT
     You can only evaluate our business based on a limited operating history. Since inception, we have engaged primarily in research and development, technology licensing, seeking grants, and raising capital. This limited history may not be adequate to enable you to fully assess our ability to develop our technologies and proposed products and to achieve market acceptance of our proposed products and to respond to competition.

WE HAVE NO EXPERIENCE IN PRODUCT MANUFACTURING. WE MAY NOT BE ABLE TO MANUFACTURE OUR PLANNED PRODUCT IN SUFFICIENT QUANTITIES AT AN ACCEPTABLE COST, OR AT ALL, WHICH COULD HARM OUR FUTURE PROSPECTS
     We remain in the research and development phase of product commercialization. Accordingly, if our planned product becomes available for commercial sale, we will need to establish the capability to manufacture it. We have no experience in establishing, supervising or conducting commercial manufacturing. If we fail to adequately establish, supervise and conduct all aspects of the manufacturing process, we may not be able to commercialize our product. We do not presently own any manufacturing facilities. We may not be able to manufacture our planned product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

     We presently plan to rely on third party contractors to manufacture our planned product. This may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our planned product. Furthermore, these contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay or prevent production.

WE HAVE NO EXPERIENCE IN PRODUCT MARKETING, SALES OR DISTRIBUTION. WE MAY NOT BE ABLE TO MARKET AND DISTRIBUTE OUR PLANNED PRODUCT, WHICH COULD HARM OUR FUTURE PROSPECTS
     We have no experience in marketing or distributing our planned product. We have not yet established marketing, sales or distribution capabilities for our planned product. Until such time as our product is further along in its development, we do not plan to devote any meaningful time or resources to establishing such capabilities. At the appropriate time, we intend to enter into agreements with third parties to market, sell and distribute our product. However, we may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.

     If we do not enter into relationships with third parties to market, sell and distribute our planned product, we will need to develop our own such capabilities. We have no experience in developing, training or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expenses in developing, training and managing such an organization. We may not be able to build a sales force on a cost effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, we will compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all.

     We may be unable to engage qualified distributors. Even if engaged, they may fail to satisfy financial or contractual obligations to us. They may fail to adequately market our products. They may cease operations with little or no notice to us or they may offer, design, manufacture or promote competing products.

THE LOSS OF OUR KEY PERSONNEL COULD HARM OUR BUSINESS

     The Company's current CEO, Dr. Thomas Coughlin, and certain consultants are presently providing services without cash compensation. The loss of their services could have a material adverse effect on our operations, as hiring replacements would most likely involve the payment of salaries, for which we do not currently have the financial resources. Our inability to hire suitable replacements could have a material adverse effect on our ability to continue operating. The loss of their services or our inability to retain such experienced personnel could have a material adverse effect on our business prospects.

BECAUSE OUR CURRENT CEO DOES NOT WORK FOR US FULL-TIME, OUR BUSINESS COULD TAKE LONGER TO DEVELOP

     The Company's current CEO, Dr. Thomas Coughlin, and administrative personnel do not work for us on a full-time basis. As a result, our business could take longer to develop. Dr. Coughlin expects to devote about 20 hours per week to our business activities.

OUR AGREEMENT WITH JACK LUCHESE TO BECOME OUR FULL-TIME CEO DEPENDS ON THE COMPANY SUCCESSFULLY RAISING AT LEAST $2,000,000 ON OR BEFORE JANUARY 1, 2004. WE MAY NOT BE SUCCESSFUL IN RAISING SUCH FUNDS.
     The Company has entered into an agreement with Jack Luchese to become the Company's new Chief Executive Officer on a full-time basis if the Company is successful in raising at least $2,000,000 on or before January 1, 2004. Mr. Luchese expects to be a consultant to the Company until the earlier of January 1, 2004 or when the Company has raised at least $2,000,000. Dr. Coughlin expects to remain as CEO until such time as the funding condition of Mr. Luchese's employment agreement has been satisfied. If the funding condition is satisfied, Dr. Coughlin expects to become a technical advisor to the Company. We may not be successful in fulfilling the funding condition of our agreement with Mr. Luchese.

WE ARE IN LITIGATION WITH OUR FORMER COUNSEL AND OUR FORMER TRANSFER AGENT. THE COST OF THIS LITIGATION, INCLUDING THE DIVERSION OF MANAGEMENT'S TIME, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS DEVELOPMENT
     The Company is a plaintiff in a lawsuit filed in the district court of Tulsa County on January 24, 2002 against Frederick Slicker, the Company's former corporate counsel. Slicker then filed a countersuit against the Company and others that have indemnification agreements with the Company. The Company is a third-party defendant in a lawsuit filed by Slicker against the Company's former transfer agent, Nevada Agency & Trust. The lawsuit alleges that Nevada Agency took various actions against Slicker that resulted in damages to him. Nevada Agency alleges that its actions are covered by an indemnification provision in its transfer agent agreement with the Company and thus the Company is responsible for Nevada's attorney's fees and any potential damages that may be due to Slicker. The Company disputes this position. See "LEGAL PROCEEDINGS". The cost of this litigation, including the diversion of management time and resources, as well as any adverse trial or jury verdicts could result in a material loss to the Company. The costs and other effects of this litigation, including claims, settlements, judgments, and changes in those matters, could have a material adverse effect on the Company's business, financial condition and operating results. At this time, the Company is unable to predict the outcome of the present litigation and cannot reasonably estimate a range of possible loss given the current status of the cases.

RISKS RELATED TO OUR INDUSTRY

THE MARKET FOR OUR PLANNED PRODUCT IS RAPIDLY CHANGING AND COMPETITIVE. NEW PRODUCTS MAY BE DEVELOPED BY OTHERS WHICH COULD IMPAIR OUR ABILITY TO DEVELOP, GROW OR MAINTAIN OUR BUSINESS AND BE COMPETITIVE
     Our  industry  is subject to rapid and  substantial  technological  change.
Developments by others may render our technology and planned product noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Competition from other biotechnology companies, universities, government research organizations and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities could represent significant competition for us. Acquisitions of, or investments in, competing biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

     We are a development-stage enterprise and as such our resources are limited and we may experience technical challenges inherent in developing our technology. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Our competitors may use different methods to detect biological pathogens in a manner that is more effective and less costly than our planned product and, therefore, present a serious competitive threat to us.

OUR PLANNED PRODUCT, IF SUCCESSFULLY COMMERCIALIZED, COULD BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY CLAIMS WHICH COULD BE TIME CONSUMING AND COSTLY TO DEFEND, COULD DIVERT MANAGEMENT ATTENTION AND COULD ADVERSELY IMPACT OUR ABILITY TO OBTAIN AND MAINTAIN INSURANCE COVERAGE, WHICH COULD JEOPARDIZE OUR LICENSE.
     The testing, manufacture, marketing and sale of our planned product will involve an inherent risk that product liability claims will be asserted against us. We currently have a general liability policy with an annual aggregate limit of $2 million with a $1 million limit per occurrence. We currently do not have insurance which relates to product liability, but intend to seek and obtain insurance to cover product liability before sales of our planned product commence. Even if we obtain such insurance, it may prove inadequate to cover claims and/or litigation costs. The costs and availability of such insurance are unknown. Product liability claims or other claims related to our planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product. Failure to obtain or maintain a minimum of $1 million of product liability insurance immediately prior to the first sale of our planned product or at any time thereafter will be considered a material breach of our license agreement with the University of California which could lead to termination of the license. A product liability claim could also significantly harm our reputation and delay market acceptance of our planned product.

RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE IS VOLATILE AND AN INVESTMENT IN OUR SECURITIES COULD DECLINE IN VALUE, RESULTING IN SUBSTANTIAL LOSS
     The market price of our common stock, which is quoted over the counter, has been, and may continue to be, highly volatile. Our common stock has been trading only since December 23, 2001 and has experienced extreme fluctuations in price. The high and low range of closing prices of our common stock since December 23, 2001 has been $1.75 per share to $0.038 per share. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotech industry may have a significant impact on the market price of our common stock. In general, biotechnology stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with biotechnology companies. Market conditions and conditions of the biotechnology sector could also negatively impact the price of our common stock.

YOUR OWNERSHIP INTEREST MAY BE DILUTED AND THE VALUE OF THE SHARES OF OUR COMMON STOCK MAY DECLINE BY THE EXERCISE OF STOCK OPTIONS AND WARRANTS WE HAVE GRANTED OR MAY GRANT IN THE FUTURE.
     As of April 14, 2003 we had outstanding options to purchase up to 19,350,000 shares of common stock at exercise prices ranging from $0.001 to $0.05 per share and outstanding warrants to purchase up to 3,087,687 shares of common stock at an exercise price of $0.05 per share. To the extent outstanding warrants and options to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

THE PREFERRED STOCK OWNED BY JACK LUCHESE IS CONVERTIBLE INTO COMMON STOCK REPRESENTING 15% OF THE COMPANY'S ISSUED AND OUTSTANDING SHARES OF COMMON STOCK AT THE DATE OF CONVERSION. IF MR. LUCHESE CONVERTS HIS PREFERRED STOCK INTO COMMON STOCK, HIS OWNERSHIP MAY ALLOW HIM TO EXERCISE SUBSTANTIAL INFLUENCE OVER OUR BUSINESS AND THE ELECTION OF DIRECTORS.
     Jack Luchese, presently a consultant to the Company, recently purchased 100,000 shares of our preferred stock. If Mr. Luchese becomes the Company's new CEO, which depends on the Company raising at least $2,000,000 on or before January 1, 2004, the preferred stock is convertible into shares of common stock representing 15% of the Company's issued and outstanding shares of common stock at the date of conversion. If and when Mr. Luchese becomes the Company's new CEO and if he converts his preferred stock into common stock, his ownership may allow him to exercise substantial influence over our business and the election of directors. If the Company has not raised at least $2,000,000 on or before January 1, 2004, Mr. Luchese will not become CEO and the Company can repurchase 50,000 shares of Mr. Luchese's preferred stock at a purchase price of $25,000. Mr. Luchese will then own preferred stock convertible into shares of common stock representing 7.5% of the Company's issued and outstanding shares of common stock at the date of conversion. If Mr. Luchese converts his preferred stock into common stock, his ownership may allow him to exercise substantial influence over our business and the election of directors.

WE DO NOT EXPECT TO PAY DIVIDENDS
     We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.

Item 2. Description of Property

     We lease approximately 4,200 square feet of office space at 9202 South Toledo Avenue, Tulsa, Oklahoma 74137 pursuant to a lease that expires December 31, 2003. The lease obligates us to pay $6,300 per month for the office space. We have the right to sublease. We are presently in default on our lease payment and the landlord has the right to evict us.

Item 3. Legal Proceedings

     On January 24, 2002, Centrex, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the Plaintiffs, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs, which constitutes negligence. The Company seeks compensatory and punitive damages. The Company is working to resolve this dispute. At this time, the outcome is uncertain. See "RISK FACTORS".

     The Company is a third-party defendant in a lawsuit filed by Frederick Slicker, the Company's former corporate counsel, against the Company's former transfer agent, Nevada Agency & Trust. The lawsuit alleges that Nevada Agency took various actions against Slicker that resulted in damages to him. Nevada Agency alleges that its actions are covered by an indemnification provision in its transfer agent agreement with the Company and thus the Company is responsible for Nevada's attorney's fees and any potential damages that may be due to Slicker. The Company disputes this position. A settlement conference before a U.S. Magistrate Judge is scheduled for April 17, 2003, however, there is no assurance that this matter will be settled at that time. See "RISK FACTORS".

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

     On February 21, 2003, the Company filed a preliminary information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, advising that a majority of shareholders had approved by consent the following actions:

     (1) Approval of an amendment to the Company's Certificate of Incorporation to increases the authorized number of shares of common stock from 45,000,000 shares to 250,000,000 shares;

     (2) Approval of the agreements for Jack Luchese to serve as Chief Executive Officer of the Company for a period of three years;

     (3) Approval of the Company's 2003 Long-Term Incentive Plan reserving 25,000,000 shares of common stock available for grant thereunder;

     (4) Approval granting authority to the Board to adjust the number of shares of the Company's common stock outstanding in order to raise capital and/or to conform to the listing requirements of the NASDAQ Small Cap, NASDAQ National Market System, BBX or AMEX;

     (5) Authorization to raise up to $20,000,000 to fund commercialization of technology and ongoing operations of the Company; and

     (6) Ratification of the appointment of Tullius Taylor Sartain & Sartain as independent auditors for the fiscal year ending December 31, 2003.


Item 5. Market for Common Equity and Related Stockholder Matters

(a)  Market information

          On December 24, 2001, our common stock began trading over the counter under the trading symbol "CNEX". The high and low closing information was obtained from Townsend, Inc. The quotations may reflect inter-dealer prices, without mark-ups, mark-downs, or commissions and may not reflect actual transactions:

                   Calendar Quarter Ended              High            Low
                   ----------------------              ----            ---
                   December 24, 2001
                   to December 31, 2001                $1.75           $1.30
                   March 2002                          $1.50           $0.37
                   June 2002                           $0.66           $0.30
                   September 2002                      $0.65           $0.20
                   December 2002                       $0.41           $0.23

(b)    Holders

          As of March 31, 2003, there were approximately 120 holders of record of our common stock.

(c)    Dividend Policy

          We have not declared any dividends in the past and there is no present intent to declare dividends in the future.

(d) Equity Compensation Plan Information as of the end of the most recent fiscal year

---------------------------- -------------------------- -------------------------- --------------------------
                                                                                   Number   of    securities
                                                                                   remaining available for
                             Number of  securities  to    Weighted-average         future issuance under
                             be issued  upon  exercise    exercise price of        equity compensation plans
                             of  outstanding  options,    outstanding options,     (excluding securities
Plan Category                warrants and rights          warrants and rights      reflected in column (a))
---------------------------- -------------------------- -------------------------- --------------------------
                                        (a)                        (b)                          (c)
---------------------------- -------------------------- -------------------------- --------------------------
Equity  compensation  plans
approved     by    security
holders:

Non-Qualified  Stock Option
Plan   (5,000,000    shares
reserved)                               -0-                        -0-                     5,000,000
---------------------------- -------------------------- -------------------------- --------------------------

Sales of Unregistered Securities Within the Past Three Years
-------------------------------------------------------------

     For each of the transactions described below, the Company relied on exemptions from registration provided by Regulation D, Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended. The Company reserves the right to rely upon any and all other available exemptions.

     On May 17, 2001, the Company sold 1,000,000 shares of its common stock at $0.10 per share to an accredited investor for $50,000 in cash and a secured promissory note for $50,000, which was paid in full on June 20, 2002.

     On July 27, 2001, Sterling International, a consulting firm, was granted options to purchase up to 1,342,500 shares of Centrex restricted common stock at an exercise price of $0.001 per share pursuant to a consulting agreement. Effective May 17, 2002, the Company entered into a settlement agreement with Sterling, whereby Sterling forfeited 967,500 options. The remaining options expire December 31, 2006.

     On August 10, 2001 the Company sold a total of 100,000 Units to two accredited investors for $25,000 in cash. Each Unit consisted of one share of restricted common stock and one warrant to purchase an additional share of restricted common stock for $0.50 per share on or before December 31, 2006.

     On October 15, 2001, the Company issued 260,000 shares of its restricted common stock to a consultant as payment for services.

     During March of 2002 the Company sold 900,000 Units to three accredited investors for $225,000 in cash. Each Unit consisted of one share of the Company's restricted common stock and one warrant to purchase an additional share of restricted common stock at $0.50 per share on or before December 31, 2006.

     On May 15, 2002, the Company granted options to purchase up to a total of 350,000 shares of restricted common stock pursuant to written consulting agreements. The options were exercisable at $0.30 per share on or before the expiration of one year from the date of the agreement. The Company recorded compensation cost of $103,250.

     Effective May 17, 2002, the Company issued 120,000 shares of its restricted common stock to Sterling International in settlement of $60,000 owed pursuant to a July 27, 2001 consulting agreement. In connection with the settlement, 937,500 options granted to them in 2001 were forfeited.

     In May and June of 2002, the Company sold 348,000 Units to two accredited investors for $87,000 in cash. Each Unit consisted of one share of restricted common stock and a warrant to purchase an additional share of restricted common stock for $0.50 per share on or before December 31, 2006.

     On June 24, 2002, the Company issued 300,000 shares of its restricted common stock to Crescent Fund, Inc. pursuant to a consulting services agreement valued at $162,000.

     The Company issued 150,000 shares of its restricted common stock and warrants to purchase up to 250,000 shares of its restricted common stock at an exercise price of $0.50 per share on or before August 26, 2007 to First Montauk Securities, Inc. pursuant to an investment advisory services agreement dated August 26, 2002. The shares issued were valued at $60,000 and compensation cost of $112,500 was recorded in connection with the warrants granted.

     Effective October 21, 2002, the Company issued 2,800,000 shares of its restricted common stock pursuant to investor relations services agreements valued at $1,064,000.

     On October 18, 2002, the Company sold 200,000 shares of its restricted common stock to an accredited investor for $30,000 in cash.

     On October 24, 2002, the Company sold 500,000 Units to one accredited investor for $125,000 in cash. Each Unit consisted of one share of restricted common stock and a warrant to purchase an additional share of restricted common stock for $0.50 per share on or before December 31, 2006.

     On November 6, 2002, the Company granted warrants to purchase up to 50,000 shares of its restricted common stock at an exercise price of $0.38 per share on or before November 5, 2005 pursuant to an investment advisory agreement. The Company recorded compensation cost of $17,000 in connection with the grant.

     On November 12, 2002, the Company issued 2,500,000 shares of its restricted common stock pursuant to an investor relations service agreement valued at $525,000.

     On November 13, 2002, the Company sold 1,875,000 shares of its restricted common stock and a warrant to purchase up to 937,500 additional shares of restricted common stock at $0.42 per share on or before November 12, 2007 to an accredited investor. The Company received $375,000 in cash. Pursuant to the Company's investment advisory agreements, the Company issued warrants to purchase up to 187,500 shares of restricted common stock at an exercise price of $0.42 per share on or before November 12, 2007, and issued 75,000 shares of restricted common valued at $15,000. The Company recorded compensation cost of $56,250 in connection with the warrants.

     On December 20, 2002, the Company sold 296,600 shares of its restricted common stock to 14 foreign investors for $41,524 in cash.

     Subsequent to December 31, 2002, the Company had sales of unregistered securities as follows:

     On January 6, 2003, the Company issued 875,000 shares of restricted common stock valued at $70,000 as payment of legal services; 500,000 shares of restricted common stock valued at $40,000 to a consultant for website design services; 300,000 shares of restricted common stock valued at $24,000 as consideration for entering into a lease for office space; and 300,000 shares of restricted common stock in exchange for 400,000 shares of Emergency Filtration Products, Inc. restricted common stock valued at $71,400.

     On January 15, 2003, the Company issued 1,750,000 shares of restricted common stock valued at $122,500 pursuant to an amended consulting agreement with Madison and Wall; 1,400,000 shares of restricted common stock valued at $98,000 pursuant to an amended consulting agreement with Andreas Cyppek; 300,000 shares of restricted common stock valued at $21,000 as payment for financial accounting services provided by an individual; 31,250 shares of restricted common stock valued at $5,000 pursuant to a web site maintenance contract; and 3,471,150 shares of its restricted common stock as payment in full of $204,900 of outstanding principal and interest due to related parties.

     On February 5, 2003, the Company sold 176,800 shares of its restricted common stock to foreign investors for $7,514 in cash.

     On March 21, 2003, the Company sold 2,500,000 shares of its restricted common stock to a foreign investor for $0.03 per share.

     On March 24, 2003, the Company granted to its officer and certain consultants options to purchase up to 5,000,000 shares and 11,000,000 shares, respectively, of the Company's common stock at $0.05 per share on or before March 24, 2013. The options are subject to certain restrictions. The exercise price was equal to the closing market price of the Company's common stock on the date of grant. The Company recorded $442,200 of compensation cost pursuant to the option grant.

     On March 24, 2003 the Company granted options to purchase up to 6,000,000 shares of common stock at $0.001 per share on or before December 30, 2003 to the Company's legal counsel for legal services through December 31, 2003.
The Company recorded $294,400 of compensation cost pursuant to the option grant.

     On March 24, 2003, the Company sold 100,000 shares of its convertible preferred stock for $50,000 in cash to an accredited investor.

     On April 1, 2003, the Company issued 2,000,000 shares of restricted common stock to a consultant pursuant to a written agreement. The services were valued at $100,000.


Item 6. Management's Discussion and Analysis or Plan of Operation

(a)   Plan of Operation

          The Company's cash resources are not sufficient for the next twelve months. We will need to complete additional financing initiatives in early 2003 to generate the liquidity necessary to continue our operations. Due to current economic conditions, we may not be able to secure additional financing on acceptable terms, if at all. See "RISK FACTORS".

          The Company has engaged HD Brous & Co., Inc., a NYSE member, as the Company's managing underwriter to raise up to $20 million on a "best efforts" basis. HD Brous specializes in emerging growth companies in the technology sectors. During the next twelve months the Company must raise approximately $3 million (1) to continue the prototype development at Los Alamos pursuant to the development agreement, (2) to engage a private engineering firm to develop a commercial version of the planned product, and (3) to cover operating expenses. We do not know if such funding will be debt, equity, or a combination of both. We also do not know if such funding will be a private or a public offering. There is no assurance that we will be successful in obtaining the necessary funding or that the single molecule detection technology will be commercially viable. Any funding that the Company receives may dilute its then existing shareholders. See "RISK FACTORS".

          During the next twelve months we do not expect to purchase any plant or equipment, however, we may experience a significant increase in the number of employees, depending on how much funding the Company receives, if any.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

(a)  Identify Directors and Executive Officers

     (1)-(4) Names, ages, positions, offices, business experience for the past five years

     Dr. Thomas R. Coughlin, Jr. is CEO and Director of the Company. From January 1999 to January 2002, he was the Company's Medical Advisor. Prior to joining the Company, Dr. Coughlin was a cardiovascular and transplant surgeon for more than 25 years. He holds an undergraduate degree in Chemistry from Seton Hall University (B.S.) and is a graduate of the University of Rochester School of Medicine and Dentistry (M.D.). He did his cardiovascular and transplant surgical training at the University of Illinois and Cook County Hospital in Chicago. Dr. Coughlin was Assistant Professor and Chief of Transplant Surgery at the University of Maryland from 1986 to 1990, starting the heart transplant program and performing the first successful heart transplant at the University Hospital. During that time, he also served as Medical Director of the Maryland Organ Procurement Center. From 1992 to 1995, he was Medical Director of Cardiovascular Surgical Services at Alexandria Hospital in Alexandria, VA, and from 1991 to 1995, he was Assistant Clinical Professor, Thoracic and Cardiovascular Surgery, at George Washington University Medical Center in
Washington, D.C. From 1995 to January 1999, Dr. Coughlin practiced cardiovascular surgery in Tulsa, OK and was Assistant Clinical Professor at the University of Oklahoma Medical School.

     The Company has entered into an agreement with Jack Luchese, age 54, to become Chief Executive Officer and Director of the Company, once the Company has raised at least $2.0 million. Mr. Luchese has more than 13 years of public company experience as a CEO, most recently with CytRx Corporation (NASDAQ: CYTR) from 1989 to 2002. He was initially recruited by the Board of CytRx into a high-risk position to rescue the Company from insolvency. Mr. Luchese was able to quickly raise capital and streamline the organization. Within 13 months he secured and executed a significant licensing & development agreement with
Glaxo-Wellcome that established the foundation to finance and expand the business of CytRx. He later secured technology partnerships with Merck & Co., American Home Corporation, VetLife and Vical. Prior to CytRX, he served in various executive staff and line capacities with Johnson and Johnson, the Rorer Group, Inc., and was the VP and General Manager of Armour Pharmaceutical Company, an international biologicals manufacturer. Mr. Luchese is currently on the Board of Directors of Angiogene, Inc., a medical device company headquartered in Montreal, Canada where he also serves as the Chairman of its Audit Committee.

     The Company intends for Dr. Coughlin to become technical advisor to the Company if and when Mr. Luchese becomes CEO and Director of the Company.

(b) Significant Employees

     None.

(c) Family Relationships

     None.

(d) Involvement in Legal Proceedings of Officers, Directors and Control Persons

     None.

Item 10. Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                     Long Term Compensation
                                                                ----------------------------------
                                   Annual Compensation                  Awards           Payouts
                           ------------------------------------ ------------------------ ---------
                                                    Other                                          All
    Name and                                        Annual      Restricted  Securities             Other
   Principal                                        Compen-     Stock       Underlying   LTIP      Compen-
    Position       Year      Salary       Bonus     sation      Awards      Options/SARs Payouts   sation
----------------- -------- ------------ ----------- ----------- ----------- ------------ --------- ----------
Thomas        R.
Coughlin,   Jr.,   2002    $100,000(3)     $-0-        $-0-        $-0-        $-0-        $-0-      $-0-
CEO(1)

----------------- -------- ------------ ----------- ----------- ----------- ------------ --------- ----------

Gifford M.
Mabie, CEO(2)      2002    $100,000(3)     $-0-        $-0-        $-0-        $-0-        $-0-      $-0-

                   2001    $100,000(3)  $50,000(4)     $-0-        $-0-         -0-        $-0-      $-0-

(1)  Mr. Mabie was the  Company's  CEO during all of 2001 and during  January of
     2002

(2)  Dr. Coughlin became the Company's CEO on February 1, 2002.

(3)  Accrued but never paid. Dr. Coughlin and Mr. Mabie,  as of December
     31, 2002, released the Company from its obligation to pay accrued salary.

(4)  Paid in the form of 500,000 shares of Centrex, Inc. common stock.

                     Options/SAR Grants in Last Fiscal Year
                     --------------------------------------
     There were no option or stock appreciation right grants to Dr. Coughlin during the year ended December 31, 2002.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     As of April 14, 2003, the Company was not aware of any person, other than its CEO, that was the beneficial owner of more than 5% of the Company's common stock. The following table shows the beneficial ownership of the Company's officer and director. Except as otherwise indicated, all information is as of April 14, 2003 and ownership consists of sole voting and investment power.

                                                       Relationship        Common           Percentage of
Name and Address                                       To Company          Shares Owned     Outstanding
                                                                                            Shares
------------------------------------------------------ ------------------- ---------------- ---------------
Thomas R. Coughlin, Jr.
9202 South Toledo Avenue                               CEO and Director    5,079,000 (1)    9.45%
Tulsa, OK 74137

(1) Includes options to purchase up to 5,000,000 shares of common stock at an exercise price of $0.05 per share on or before March 24, 2013.

Item 12. Certain Relationships and Related Transactions

(a)   Describe Related Party Transactions

         Refer to Note 7 of the Financial Statements for the year ended December 31, 2002, included in Part F/S.


Item 13. Exhibits and Reports on Form 8-K

Exhibits:
         See Part III, "Index to and Description of Exhibits"

Reports on Form 8-K:
         The Company had no Form 8-K filings during the fourth quarter of 2002.

ITEM 14. CONTROLS AND PROCEDURES

     (a)Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in the Company's periodic SEC filings.

     (b)Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective action.

Part F/S


                          INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

Independent Auditors' Report..........................................      19

Balance Sheet At December 31, 2002....................................      20

Statements Of Operations From Inception (October 6, 1998)
Through December 31, 2002 And For The Years Ended
December 31, 2002 and 2001...........................................       21

Statements Of Cash Flows From Inception (October 6, 1998)
Through December 31, 2002 And For The Years Ended
December 31, 2002 and 2001............................................      22

Statements Of Shareholders' Equity From Inception
(October 6, 1998) Through December 31, 2002...........................      23

Notes To Financial Statements From Inception
(October 6, 1998) Through December 31, 2002 And For
The Years Ended December 31, 2002 and 2001............................      24

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Centrex, Inc.

We have audited the accompanying balance sheet of Centrex, Inc., a Development Stage Company, as of December 31, 2002, and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 2002 and 2001, and for the period from inception (October 6, 1998) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centrex, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and for the period from inception (October 6, 1998) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
March 19, 2003

                                 Centrex, Inc.
                         (A Development Stage Company)

                                 Balance Sheet
                               December 31, 2002


                                     ASSETS



Current Assets
Cash                                                                  $ 60,021
Prepaid Consulting Fees                                                828,465
Prepaid Legal Fees                                                      32,970
                                                                   -----------
Total Current Assets                                                   921,456
                                                                   -----------
Other Assets
Licensed Technology, net                                                 5,525
Other Assets                                                           107,136
                                                                   -----------
Total Other Assets                                                     112,661
                                                                   -----------
TOTAL ASSETS                                                       $ 1,034,117
                                                                   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                      $ 22,678
Rent and Other Expenses Payable                                          8,747
Note Payables to Related Parties                                       113,006
Accrued Interest on Note Payables to Related Parties                   124,631
                                                                   -----------
Total Current Liabilities                                              269,062
                                                                   -----------
Shareholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, No shares issued or outstanding - Common Stock, $0.001 par value, 45,000,000 shares authorized, 25,824,600 shares issued and outstanding 25,825 Paid in Capital 5,273,774 Deficit accumulated during the development stage (4,534,544)
                                                                   -----------
Total Shareholders' Equity                                             765,055
                                                                   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 1,034,117
                                                                   ===========


The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
         From Inception (October 6, 1998) Through December 31, 2002, and
                 For The Years Ended December 31, 2002 and 2001


                                                         From inception
                                                       (October 6, 1998)                   Year Ended
                                                                through      ---------------------------------------
                                                      December 31, 2002      December 31, 2002     December 31, 2001
                                                      -----------------      -----------------     -----------------

Gain on early extinguishment of debt                           $ 88,591               $ 88,591                   $ -

Expenses
Research and development                                        352,971                (65,799)               47,559
Noncash consulting expenses                                   2,003,510              1,641,535               361,975
Services contributed by employees                                40,125                      -                     -
Accrued Salaries                                                800,000                400,000               400,000
Compensation cost for options granted                           579,000                554,000               (52,000)
General and administrative                                      692,771                476,527               120,488
                                                      -----------------      -----------------     -----------------
   Total operating expenses                                   4,468,377              3,006,263               878,022
                                                      -----------------      -----------------     -----------------
Operating loss                                               (4,379,786)            (2,917,672)             (878,022)

Interest expense                                                154,758                 42,057                54,814
                                                      -----------------      -----------------     -----------------
Net loss                                                   $ (4,534,544)          $ (2,959,729)           $ (932,836)
                                                      =================      =================     =================
Weighted average shares outstanding                          10,565,205             18,123,677            10,347,890
                                                      -----------------      -----------------     -----------------
Loss per share                                                  $ (0.43)               $ (0.16)              $ (0.09)
                                                      -----------------      -----------------     -----------------


The accompanying notes are an integral part of the financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
         From Inception (October 6, 1998) Through December 31, 2002, and
                 For The Years Ended December 31, 2002 and 2001


                                                                  From inception
                                                                (October 6, 1998)
                                                                         through     Year Ended
                                                               December 31, 2002   December 31, 2002    December 31, 2001
                                                               -----------------   -----------------    -----------------
Operating Activities
Net Loss                                                            $ (4,534,544)       $ (2,959,729)          $ (932,836)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                                     412,538               1,248               39,547
Accrued Salaries                                                         800,000             400,000              400,000
Value of services contributed by employees                                40,125
Services Contributed by Employees and Consultants                        567,200             567,200                    -
Common Stock Issued for Services                                       1,436,310           1,074,335              361,975
Compensation Cost for Non-Employee Options                               579,000             554,000              (52,000)
Adjustment of LANL Development                                          (130,500)           (130,500)                   -
Gain on early extinguishment of debt                                     (88,591)            (88,591)                   -
Change in Working Capital Accounts:
Prepaid Expenses                                                         (32,970)            (32,970)                   -
Deposit- LANL Development Agreement                                     (106,710)           (106,710)                   -
Accounts Payable                                                          22,678               3,373               11,149
Interest Payable                                                         148,139              37,051               53,201
Payable to Sterling Capital                                                    -             (50,000)              50,000
Rent and Other Expenses Payable to Related Parties                         8,747              (6,088)               7,480
                                                               -----------------   -----------------    -----------------
Net cash used in operating activities                                   (878,578)           (737,381)             (61,484)
                                                               -----------------   -----------------    -----------------

Financing Activities
Sale of Common Stock for Cash to Third Parties                           994,984             913,524               75,000
Payment of common stock subscribed                                        50,000              50,000                    -
Loans from Related Parties                                               403,848              27,000                8,715
Repayment of Loans from Related Parties                                  (73,233)            (47,900)             (17,000)
Repayment of Shareholder Loans                                          (150,500)           (150,500)                   -
                                                               -----------------   -----------------    -----------------
Net cash provided by financing activities                              1,225,099             792,124               66,715
                                                               -----------------   -----------------    -----------------
Investing Activities
Purchase of Licensed Technology                                           (7,000)                  -                    -
Purchase of  Sponsored Research                                         (279,500)                  -                    -
                                                               -----------------   -----------------    -----------------
Net cash used in investing opportunities                                (286,500)                  -                    -
                                                               -----------------   -----------------    -----------------
Change in Cash                                                            60,021              54,743                5,231

Cash at Beginning of Period                                                    -               5,278                   47
                                                               -----------------   -----------------    -----------------
Cash at End of Period                                                   $ 60,021            $ 60,021              $ 5,278
                                                               =================   =================    =================
Supplemental Disclosure of Cash flow Information
Cash Paid for Interest                                                   $ 1,582                 $ -              $ 1,582
                                                               -----------------   -----------------    -----------------

Non-cash investing and financing activities
Common stock issued as payment of loans to related parties                 2,025                   -                2,025
Gain recognized upon settlement of note payable                           88,591              88,591
                                                               -----------------   -----------------    -----------------



The accompanying notes are an integral part of the financial statements



                                  Centrex, Inc.
                          (A Development Stage Company)

                       Statements of Shareholders' Equity
           From Inception (October 6, 1998) through December 31, 2002

                                                                                                        Deficit
                                                                                                    Accumulated
                                                                                   Common            During the
                                                   Preferred    Common      Par     Stock   Paid In Development
                                                      Stock      Stock    Value Subscribed  Capital       Stage      Total
                                                   ------------------------------------------------------------------------

Balance at Inception (October 6, 1998)                  $ -          -      $ -       $ -       $ -         $ -        $ -
Common Stock Issued to Founders                           -  6,100,000    6,100                   -           -      6,100
Contributed Capital by Founders                           -          -        -         -       125           -        125
Common Stock Issued for Cash to Third-Party               -    360,000      360         -         -           -        360
Common Stock Issued for E.Coli Merger                     -    540,000      540         -         -           -        540
Common Stock Issued for Safe Water Merger                 -    950,000      950         -         -           -        950
Contribution of Services by Employees                     -          -        -         -    22,400           -     22,400
Net Loss Accumulated through December 31, 1999            -          -        -         -         -    (246,213)  (246,213)
                                                   ------------------------------------------------------------------------

Balance at December 31, 1999                              -  7,950,000    7,950         -    22,525    (246,213)  (215,738)
Contribution of Services by Employees                     -          -        -         -    17,600           -     17,600
Compensation Cost for Non-Employee Options                -          -        -         -    77,000           -     77,000
Net loss for 2000                                         -          -        -         -         -    (395,766)  (395,766)
                                                   ------------------------------------------------------------------------

Balance at December 31, 2000                              -  7,950,000    7,950         -   117,125    (641,979)  (516,904)
Common Stock Issued to Third Parties                      -    600,000      600         -    74,400           -     75,000
Common Stock Subscribed                                   -    500,000      500   (50,000)   49,500           -          -
Shares Issued to Employees and Consultants                -  3,350,000    3,350         -   331,650           -    335,000
Employees Exercise of Options                             -  3,000,000    3,000         -         -           -      3,000
Value of Common Stock Issued to Non-Employees             -    260,000      260         -    25,740           -     26,000
Compensation Cost for Non-Employee Options                -          -        -         -    25,000           -     25,000
Write-off of Compensation for Non-Employee Options        -          -        -         -   (77,000)          -    (77,000)
Net loss for 2001                                         -          -        -         -         -    (932,836)  (932,836)
                                                   ------------------------------------------------------------------------

Balance at December 31, 2001                              - 15,660,000   15,660   (50,000)  546,415  (1,574,815)(1,062,740)

Common Stock Sold to Third Parties for Cash               -  4,119,600    4,120         -   879,404           -    883,524
Common Stock Issued Pursuant to Option Exercise for Cash  -    100,000      100         -    29,900           -     30,000
Common Stock Issued for Sterling Liability                -    120,000      120         -    59,880           -     60,000
Common Stock Issued for Investment Advisory Agreements    -    525,000      525         -   236,475           -    237,000
Common Stock Issued for Services                          -  5,300,000    5,300         - 1,600,500           -  1,605,800
Value of Services Paid for by Third Parties               -          -        -         -   567,200           -    567,200
Value of Options issued to Non-Employees                  -          -        -         -   554,000           -    554,000
Write-off of Accrued But Unpaid Salaries                  -          -        -         -   800,000           -    800,000
Payment for common stock subscribed                       -          -        -    50,000         -           -     50,000
Net loss for 2002                                         -          -        -         -         -  (2,959,729)(2,959,729)
                                                   ------------------------------------------------------------------------

Balance at December 31, 2002                            $ - 25,824,600 $ 25,825       $ - $ 5,273,774$ (4,534,544)$ 765,055
                                                   ========================================================================



The accompanying notes are an integral part of the financial statements

                                  Centrex, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
         From Inception (October 6, 1998) Through December 31, 2002 and
                 For the Years Ended December 31, 2002 and 2001

Note 1--Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations
Centrex, Inc. ("Centrex" or "the Company") owns an exclusive worldwide license to develop, manufacture, and market products using Single Molecule Detection, a technology invented at Los Alamos National Laboratory ("LANL"). The technology is owned by the University of California, which conducts its research at LANL. The technology is designed to rapidly detect bacteria or viruses by matching the DNA of the organism. The Company has entered into a development agreement with the University and LANL to build a prototype system that enables rapid detection of harmful pathogens, including potential biothreat agents.

Development Stage Operations
The Company was incorporated on October 6, 1998, under the laws of the state of Oklahoma. Since inception, the Company's primary focus has been raising capital to fund development of its planned product using its licensed technology.

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

Compensation of Officers and Employees
Prior to April 1, 2001, the Company's officer, employees and certain consultants served without pay or other non-equity compensation. The fair value of these services was estimated by management and recorded as an expense with an offsetting entry to paid in capital. As a result, from inception to April 1, 2001, the Company recorded $375,125 for these services. Effective April 1, 2001, the Company began accruing compensation pursuant to employment agreements. On December 31, 2002, the Company's officer and employees agreed to and executed documents releasing the Company from its $800,000 accumulated salary obligation up to that date under their existing employment agreements. On March 24, 2003, certain employment agreements ended (except for the indemnification provisions) and consulting agreements that expire December 31, 2003 were entered into by the Company and the former employees.

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

New Accounting Standards
The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Management has reviewed the recently issued pronouncements and concluded that the following new accounting standards are potentially applicable to the Company.

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

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has no sources of revenue to fund the development of its planned product and to pay operating expenses, resulting in a cumulative net loss of $4,440,077 for the period from inception (October 6, 1998) to December 31, 2002, and a net loss of $2,865,262 and $932,836 for the years ended December 31, 2002 and 2001, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's cash resources are not sufficient for the next twelve months. We will need to complete additional financing initiatives in early 2003 to generate the liquidity necessary to continue our operations. Due to current economic conditions, we may not be able to secure additional financing on acceptable terms, it at all.

Note 3--Other Assets and Licensed Technology, Net

Other assets consisted primarily of $106,710 paid pursuant to the revised development agreement with the University and LANL. This amount represents a 90-day advance payment that will be held by LANL and used to pay the last three months of development pursuant to the agreement.

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

Patent Applications related to single molecule detection method
The DNA-based single molecule detection method is patent-pending. The method is owned by the University of California, and in December of 1999, they filed a U.S. patent application. An initial ruling by the U.S. Patent & Trademark Office rejected the claims in the patent application. The University of California filed an appeal on August 22, 2002. The appeals process is lengthy, and there is no assurance that the appeal will be successful or that a U.S. patent will be issued. The University of California has filed patent applications in Canada, Europe, and Japan. No patents have been issued, and there is no assurance that any will be issued.

Exclusive License Agreement with University of South Florida for Cryptosporidium Detection Technology On September 20, 2002, the Company's license to the Cryptosporidium technology was terminated by the Licensor. As such, the Company wrote off the remaining unamortized portion of the technology asset, which was $778. The Cryptosporidium detection technology was not material to the Company's business plan.

Payable to University of California pursuant to revised development agreement The revised development agreement with the University of California obligates the Company to pay $640,226, of which $142,280 was paid upon execution of the agreement. The balance is payable in monthly installments of $35,570. According to the terms of the Modified License, the University of California may have the right to terminate the license if the Company is unable to pay the monthly development fees pursuant to the revised development agreement. The revised development agreement eliminated $130,500 owed pursuant to a previous development agreement. This amount has been credited to research and development expense in the statement of operations.

Termination of Agreement with Tequesta Capital
During the first quarter of 2002 the Company entered into an agreement with Tequesta Capital to provide certain investor relations services. In connection with the agreement, 66,000 shares of Company common stock valued at $29,700 were paid by a third party and the Company paid $40,000 in cash. The Company recorded the value of the 66,000 shares as additional paid in capital. The Agreement also obligated the Company to issue shares of its common stock to Tequesta. On October 28, 2002, the Company terminated the Tequesta agreement.

Termination of Agreement with Dutchess Advisors, Ltd.
On June 5, 2002, the Company entered into a non-exclusive agreement with Dutchess Investments to assist the Company with a private placement of Centrex's common stock. On October 22, 2002, the Company terminated the agreement.

Agreement with RFG
On October 15, 2002, the Company entered into an agreement with Remington Financial Group, Inc. (RFG). to locate possible funding opportunities for the Company. For these services, Centrex paid $5,000 to RFG. Pursuant to the agreement, if RFG is successful in finalizing a loan for Centrex, Inc., then RFG shall receive an origination fee in an amount equal to 2.0% - 2.5% of the gross amount of the loan. To date, RFG has not been successful in locating possible funding for the Company.

Agreement with Crescent Fund, Inc.
On June 24, 2002, the Company entered into an agreement for a six month period with Crescent Fund, Inc. to provide institutional investor relations services and to assist the Company in its efforts to secure funding. For a period of 3 years after the agreement expires, the Company is obligated to pay Crescent a fee equal to 7% of the amount of any transaction completed by the Company with any entity first introduced to us by Crescent .

Agreement with Montauk Financial Group
On August 26, 2002, the Company entered into a one year agreement with Montauk Financial Group. Pursuant to this agreement, Montauk Financial Group will provide investment banking and other advisory services related to business and operations, and merger and acquisition candidates. Pursuant to the Agreement, the Company paid Montauk $10,000 as a retainer, 150,000 shares of the Company's restricted common stock and a warrant to purchase up to 250,000 shares of Centrex, Inc. common stock at a price of $0.50 per share on or before August 26, 2007. If Montauk Financial Group facilitates a merger, acquisition or sale transaction for Centrex, Inc., Montauk will be compensated in accordance with the following schedule; 5% of the first $2 Million; 4% of the following $2 Million; 3% of the following $2 Million; 2% of the following $2 Million, and 1% of the balance of the value of the transaction. For any other transactions facilitated by Montauk the Company will pay (i) a cash transaction fee in the amount of 10% of the amount raised, (ii) a 3% non-accountable expense allowance and (iii) placement agent warrants at an exercise price no more favorable as given to the investors in a transaction, equal to 10% of the ownership given to any equity raised. If the Company receives any additional capital within thirty-six months from the closing of any financing from a source introduced by Montauk or its affiliates, the Company will pay to Montauk a cash fee of 10% of the amount raised at the closing of any such financing.

Note 5--Common Stock and Paid in Capital

During March, 2002, the Company sold 900,000 Units to three accredited investors for $225,000 in cash. Each Unit consisted of one share of Company common stock and one warrant to purchase an additional share of common stock at $0.50 per share on or before December 31, 2006. The Unit price of $0.25 per Unit was calculated using 50% of the closing price of the Company's stock on the date of the transaction, due to the restrictive nature of the equity purchased.

On May 15, 2002, options to purchase up to a total of 350,000 shares of common stock exercisable at $0.30 per share on or before May 14, 2003 were granted pursuant to written consulting agreements. See Note 6 "Stock Options" for more information about the compensation cost related to the option grant.

Effective May 17, 2002, the Company issued 120,000 shares of its common stock pursuant to a mutual release and settlement agreement with Sterling International, Inc. in satisfaction of $60,000 owed to them under the terms of a July 27, 2001 consulting agreement. In addition, Sterling forfeited all but 375,000 options granted pursuant to the July 27, 2001 agreement. See Note 6 "Stock Options" for more information about the accounting treatment for the options.

During May and June of 2002, the Company sold 348,000 Units to two accredited investors for $87,000 in cash. Each Unit consisted of one share of common stock and one common stock purchase warrant exercisable at $0.50 on or before December 31, 2006. The Unit price of $0.25 per Unit was calculated using on 50% of the closing price of the Company's stock on the date of the transaction, due to the restrictive nature of the equity purchased.

On June 24, 2002, the Company entered into an agreement with Crescent Fund, Inc. to provide institutional investor relations services and to assist the Company in its efforts to secure funding. The Company issued 300,000 shares of its common stock in connection with the agreement. The Company recorded $162,000 as a prepaid expense based on $0.54 per share, the closing price of the Company's common stock on the date of the agreement, and amortized $27,000 each month over the six month term of the agreement. As of December 31, 2002, the agreement was fully amortized.

On July 16, 2002, the Company issued 100,000 shares of its common stock pursuant to the exercise of stock options. The Company received $30,000 from the stock option exercise.

The Company issued 150,000 shares of its common stock and warrants to purchase up to 250,000 shares of Centrex common stock at $0.50 per share on or before August 26, 2007 to Montauk Financial Group pursuant to an investment banking agreement effective August 26, 2002 (see Note 4). The shares issued were valued at $60,000, based on the closing price of the Company's common stock on the date of the agreement. The Company recorded compensation cost of $112,500 in connection with the warrants based on a Black-Scholes calculation described in
Note 6 "Stock Options".

The Company issued 500,000 shares of common stock to Dean Guise and 2,300,000 shares of common stock to Andreas Cyppek pursuant to consulting agreements executed on October 1, 2002. The shares were valued at $0.38 per share, based on the closing price of the Company's common stock on the date of the agreements.

On October 18, 2002, the Company issued 200,000 shares of common stock to an accredited investor for $30,000 in cash. The shares were valued at $0.15 per share which was approximately 40% of the closing price of the Company's common stock on the date of purchase due to the restrictive nature of the common stock purchased..

On October 24, 2002, the Company sold 500,000 Units to one accredited investor for $125,000 in cash. Each Unit consisted of one share of Company common stock and one warrant to purchase an additional share of common stock at $0.50 per share on or before December 31, 2006. The Unit price of $0.25 per Unit was calculated using 60% of the closing price of the Company's stock on the date of the transaction, due to the restrictive nature of the equity purchased.

The Company granted warrants to purchase up to 50,000 shares of common stock at $0.38 per share on or before November 5, 2005 pursuant to Kimball &Cross pursuant to an investment advisory agreement dated November 6, 2002 . The exercise price was equal to the closing price of the Company's common stock on the date of the agreement. The Company recorded compensation cost of $17,000 based on a Black-Scholes calculation described in Note 6 "Stock Options".

On November 12, 2002, the Company reserved 2,000,000 shares for and issued 500,000 shares to Madison and Wall, Inc. pursuant to an investor relations service agreement signed on that same day. The shares were valued at $0.21 per share, which approximately 60% of the closing market price of the Company's common stock on the date of the agreement, due to the restrictive nature of the common stock issued. The 2,000,000 reserved shares will be released to Madison and Wall at the sole discretion of the Company. At December 31, 2002, none of the remaining 2,000,000 shares had been issued.

On November 13, 2002, the Company sold 1,875,000 shares of the Company's common stock and a warrant to purchase up to 975,000 shares of Company common stock at a price of $0.42 per share on or before November 12, 2007, to an accredited investor for $375,000 in cash. The purchase price of $0.20 per share was approximately 50% of the closing market price of the Company's common stock on the date of the transaction, due to the restrictive nature of the equity purchased. The net proceeds to the Company, after fees and expenses from the transaction, were $316,250. Pursuant to the Company's agreement with Montauk Financial Group, its financial advisor in this transaction, the Company issued Montauk warrants to purchase up to 187,500 shares of Company common stock on or before November 12, 2007, at an exercise price of $0.42 per share. The company recorded compensation cost of $56,250 based on a Black-Scholes calculation described in Note 6 "Stock Options". Pursuant to the Company's agreement with Crescent Fund, the Company issued Crescent 75,000 shares of common stock valued at $0.20 per share.

On December 20, 2002, the Company sold 296,600 shares to foreign investors for $41,524 in cash. The price of the stock was based on the closing price of the Company's common stock on the date of sale less a 50% discount due to the restrictive nature of the stock.

Note 6--Stock Options

Incentive Stock Option Plan
The Company's Incentive Stock Option Plan has 5,000,000 shares reserved for issuance. Stock options granted under the Plan expire ten years from the date of grant. As of December 31, 2002, there were no options outstanding pursuant to the Plan. Subsequent to year end, the Company granted 5,000,000 options to consultants and employees.

Non-Employee Stock Options
As of December 31, 2002, the Company had outstanding approximately 2,462,500 options outstanding for non-employees as follows:

On November 1, 2000, as consideration for the termination of his employment agreement, the Board granted Mr. James Puryear, the Company's former president, options to purchase up to 350,000 shares of common stock at an exercise price of $0.50 per share. The options expire September 30, 2010.

On July 27, 2001, Sterling International, Inc. ("Sterling") was granted options to purchase up to 1,342,500 shares of Centrex common stock at par value $0.001 per share in connection with their consulting agreement. Effective May 17, 2002, the Company entered into a settlement agreement with Sterling, whereby Sterling forfeited 967,500 options and whereby 125,000 of the options were vested. The Company recorded $80,000 of compensation cost related to the 125,000 options that vested during the second quarter of 2002. Compensation cost of $26,800 was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001 per share; stock price of $0.64 per share (the closing price of the Company's common stock on the grant date); risk-free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 4.63 years; and estimated volatility of 185%. Sterling now has 375,000 options which are exercisable on or before December 31, 2006, of which all were vested As of December 31, 2002. Subsequent to year end, the 375,000 options were exercised.

On May 15, 2002, the Company granted certain consultants options to purchase up to a total of 350,000 shares of common stock pursuant to written consulting agreements. The options were exercisable at $0.30 per share on or before the expiration of one year from the date of the agreement. The Company recorded $12,906 of compensation cost and $90,344 in prepaid consulting expense related to the options granted. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.30 per share; stock price of $0.46 per share (the closing price of the Company's common stock on the grant date); risk-free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 7.67 months; and estimated volatility of 185%. On July 16, 2002, a consultant exercised options to purchase 100,000 shares of the Company's common stock (see Note 5). Subsequent to year end, the exercise price of the remaining 250,000 options was reduced to $0.05 per share and the options were exercised.

On November 6, 2002, the Company granted International Media Solutions, Inc. options to purchase up to a total of 1,000,000 shares of common stock pursuant to a written consulting agreement. 500,000 of the options were exercisable at $0.40 per share and expire on May 5, 2003 and the remaining 500,000 options were exercisable at $0.60 per share and expire on November 5, 2003. The Company recorded $85,000 of compensation costs related to the options exercisable at $0.40 per share and $100,000 of compensation costs related to the options exercisable at $0.60 per share. Compensation costs was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.40 and $0.60, respectively; stock price of $0.385 per share (the closing price of the Company's common stock on the grant date); risk-free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 6 months and 1 year respectively; and estimated volatility of 164%. Subsequent to year end, the International Media Solutions options were forfeited.

On October 31, 2002, the Company granted Kimball and Cross options to purchase up to a total of 50,000 shares of common stock pursuant to a written consulting agreement. The options were exercisable at $0.38 per share on or before October 31, 2005. The Company recorded $17,000 of compensation cost related to the options granted. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.38 per share; stock price of $0.395 per share (the closing price of the Company's common stock on the grant date); risk-free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 3 years; and estimated volatility of 164%. Subsequent to year end, the Company reduced the exercise price to $0.05 per share and the options were exercised.

On August 26, 2002, the Company granted Montauk Financial Group warrants to purchase up to a total of 250,000 shares of common stock pursuant to a written investment advisory agreement. The options were exercisable at $0.50 per share on or before August 22, 2007. The Company recorded $112,500 of compensation cost related to the warrants. Compensation costs was calculated using the Black-Scholes option pricing model with the following assumption: exercise price of $0.50 per share; stock price of $0.46 per share (the closing price of the Company's common stock on the grant date); risk free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 5 years; and estimated volatility of 164%.

On November 13, 2002, the Company issued Montauk Financial Group, pursuant to their agreement (see Note 4), warrants to purchase up to a total of 187,500 shares of common stock as a result of their efforts in obtaining financing for the Company through the placement of 1,875,000 shares of Company common stock to one accredited investor. The options are exercisable at $0.42 per share on or before November 12, 2007. The Company recorded $56,250 of compensation costs related to the warrants issued. Compensation costs was calculated using the Black-Scholes option pricing model with the following assumption: exercise price of $0.42 per share; stock price of $0.32 per share (the closing price of the Company's common stock on the transaction date); risk free interest rate of 6.0%; expected dividend yield of 0.0%; expected life of 5 years; and estimated volatility of 164%.

                                             Year Ended December 31, 2002
                                            ----------------------------------
                                                             Weighted Average
                                                    Shares     Exercise Price
                                            --------------- ------------------
    Non-Employees:
    Outstanding, December 31, 2001              1,692,500               $0.10
    Granted                                     1,837,500               $0.43
    Exercised                                   (100,000)               $0.30
    Forfeited                                   (967,500)              $0.001
                                            ---------------
    Outstanding, December 31, 2002              2,462,500               $0.40
                                            ---------------
    Exercisable, December 31, 2002              2,462,500               $0.40
                                            ---------------
    Weighted average fair value
    of options granted during period                $0.21
                                            ---------------

The following table summarizes information about stock options outstanding at December 31, 2002:



                                         Options Outstanding                             Options Exercisable
                        ------------------------------------------------------- --------------------------------------
                        Number           Weighted Average
Range of                Outstanding      Remaining           Weighted  Average  Number Exercisable  Weighted  Average
Exercise Prices         at 12/31/02      Contractual Life    Exercise Price     at 12/31/02         Exercise Price
----------------------- ---------------- ------------------- ------------------ ------------------- ------------------

$0.001-$0.50            2,462,500        2.86 Years          $0.40              2,462,500           $0.40


Note 7- Related Party Transactions

Centrex leases approximately 4,200 square feet of commercial office space pursuant to a lease that expires December 31, 2003. The monthly lease rate for the office space is $6,300. The office space is shared with other companies in which Centrex's officer and its employees may be officers, directors, employees or shareholders. In addition to office space, Centrex shares staff and other administrative expenses with these other companies. From time to time, Centrex and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses.

As of December 31, 2002, the Company has written off $30,600 related to receivables due from two other companies. This decision was based on Centrex's uncertainty as to the other companies' ability to repay their obligations.

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

During the first quarter of 2002, Centrex and its former investor relations firm settled a dispute after the Company became aware that the firm would no longer be able to fulfill its obligations under the agreement. In connection the original agreement, the firm was issued 1,000,000 shares of the Company's common stock. In connection with the settlement, the firm transferred 675,000 shares of common stock to other vendors rendering similar services for the Company. The Company recorded $339,685 of non-cash consulting expense and $69,985 as a prepaid expense based on the fair market value of the common stock on the date of the transfers. As of December 31, 2002, the prepaid expense of $69,985 was fully amortized.

During the quarter ended June 30 2002, the Company recorded approximately $125,000 in expenses for services paid for by related parties.

As of December 31, 2002, the Company owed $113,015 in principal and $124,631 in accrued interest to certain shareholders of the Company. The notes are presently in default and accrue interest at 16% per year. Subsequent to year end, the Company issued its common stock in satisfaction of $204,900 of outstanding principal and accrued interest.

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

The Company is a third-party defendant in a lawsuit filed by Frederick Slicker, the Company's former corporate counsel, against the Company's former transfer agent, Nevada Agency & Trust. The lawsuit alleges that Nevada Agency took various actions against Slicker that resulted in damages to him. Nevada Agency alleges that its actions are covered by an indemnification provision in its transfer agent agreement with the Company and thus the Company is responsible for Nevada's attorney's fees and any potential damages that may be due to Slicker. The Company disputes this position. A settlement conference before a U.S. Magistrate Judge is scheduled for April 17, 2003, however, there is no assurance that this matter will be settled at that time.

Note 9--Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the year ended December 31, 2002, temporary differences consist of compensation recognized for issuance of options. The components of the Company's deferred income tax asset are as follows:

                                                            From inception
                                                 (October 6, 1998) through
                                                         December 31, 2002
                                                --------------------------

 Net operating loss carryforward                                  408,876
 Temporary differences                                            158,695
 Valuation allowance for deferred tax asset                     $(567,571)
                                                --------------------------

 Net deferred tax asset                                              $---
                                                --------------------------


Note 10--Subsequent Events

On January 6, 2003, the Company issued 875,000 shares to its legal counsel for payment of legal services. The shares were valued at $0.08 per share 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued.

On January 6, 2003, the Company entered into a consulting agreement with Mark L. Lindsey, whereby Mr. Lindsey will provide internet website design services for one year. Pursuant to the agreement, the Company issued 500,000 shares to Mr. Lindsey. The shares were valued at $0.08 per share which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued.

On January 6, 2003, the Company issued 300,000 shares of its common stock as consideration for entering into a one year lease of office space. The shares will be held as collateral, but can be liquidated by the landlord if the Company is late on its monthly lease payment or if the price of the Company's common stock falls below $0.08 per share. The shares were valued at $0.08, which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued.

On December 30, 2002, the Company signed a Letter of Intent which was executed on January 6, 2003 with Emergency Filtration Productions, Inc. ("EMFP") to explore the possibility of completing a joint marketing, joint venture, merger and/or acquisition. EMFP is a specialty filter products company that has developed a proprietary dual-filtered technology, 2H Technology(TM), which removes infectious bacteria and virus from airflow systems at extremely high levels of efficiency. Pursuant to the agreement, Centrex issued 300,000 shares of its restricted common stock to EMFP and EMFP issued 400,000 shares of its restricted common stock to Centrex. On March 24, 2003, the Company sold the restricted shares of EMFP in a private transaction for $47,354.

On January 15, 2003, the Company amended its original consulting agreement with Madison and Wall dated November 12, 2002. The amendment revised the compensation section of the original agreement to authorize the Company based upon Madison and Wall's performance to issue up an additional 1,750,000 shares of common stock. The shares were valued at $0.07 per share which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued.

On January 15, 2003, the Company amended its consulting agreement with Andreas Cyppek to issue an additional 1,400,000 shares. The additional shares were valued at $0.07 per share which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued.

On January 15, 2003, the Company issued 300,000 shares to a consultant for work relating to the financial accounting of the Company. The shares were valued at $0.07 per share which was which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued.

On January 15, 2003, the Company issued 31,250 shares of its common stock to Alpha Web Design pursuant to a consulting agreement whereby Alpha Web Design will provide services for one year relating to the Company's web site maintenance. The shares were valued at $0.14 which was which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued.

On January 15, 2003, the Company issued 3,471,150 shares of its common stock as payment in full of $204,900 of outstanding principal and interest due to related parties.

On January 21, 2003, the Company issued 250,000 shares of its common stock pursuant to the exercise of options. The Company received $250 in cash.

On January 29, 2003, the Company granted 4,500,000 options to its officer, employees and a consultant. The options were exercisable at $0.10 per share on or before January 29, 2013. There was no compensation cost recorded for the issuance of these options because the exercise price was the same as the closing price of the stock on the date of grant. On March 17, 2003, the exercise price of the options was reduced to $0.02 per share and 3,500,000 options were exercised. The Company received $70,000 in connection with the option exercises.

On January 29, 2003, the Company granted 500,000 options to its legal counsel. The options were exercisable at $0.001 per share on or before January 29, 2013. The Company recorded compensation cost of $49,700 in connection with the option grant. On January 29, 2003, the Company issued 500,000 shares of its common stock pursuant to the option exercise.

On February 5, 2002, the Company sold 176,800 shares of its common stock to foreign investors for $7,514 in cash. The shares were valued at $0.05 per share, which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued.

On February 6, 2003, the Company engaged HD Brous & Co., Inc., a NYSE member, as the company's managing underwriter to raise up to $20 million on a "best efforts" basis. The Company agreed to pay Brous a 10% commission and a 3% non-accountable expense allowance (of which the Company has paid $5,000) at the closing of any financing. Upon the closing of an offering, the Company has agreed to grant to Brous a five year option (with a cashless exercise provision) to purchase up to 20% of the number of shares sold in the offering at an exercise price per share equal to 100% of the offering price.

On March 13, 2003, the Company issued 125,000 shares of its common stock pursuant to the exercise of outstanding options. The Company received $125 in cash.

On March 21, 2003, the Company sold 2,500,000 shares of its common stock to a foreign investor for $0.03 per share, which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued.

On March 24, 2003, the Company agreed to reduce the exercise price of certain outstanding warrants representing 2,785,500 shares of the Company's common stock and certain outstanding options representing 687,500 shares of the Company's common stock to $0.05 per share, which was the closing price of the Company's common stock on that date, if the warrantholder exercises the warrants on or before May 7, 2003. As of April 15, 2003, the Company had received $21,766 and issued 435,313 shares in connection with the warrants and options exercised. As a result of the price reduction, the Company, in the future will be required to account for any unexercised warrants or options under variable accounting for options guidelines. These guidelines require the Company to recognize compensation cost each quarter based on the difference between the new exercise price and the market price on the last day of each quarter.

On March 24, 2003, the Company entered into agreements with three former employees to continue to serve the Company as consultants until December 31, 2003.

On March 24, 2003, the Company granted to its officer and certain consultants options to purchase up to 5,000,000 shares and 11,000,000 shares, respectively, of the Company's common stock at $0.05 per share on or before March 24, 2013. The options are subject to certain restrictions. The exercise price was equal to the closing market price of the Company's common stock on the date of grant. The Company recorded compensation cost of $442,200 pursuant to the option grant of 11,000,000 shares. The Company did not record compensation cost related to the option grant of 5,000,000 shares as the option was granted to the Company's CEO.

On March 24, 2003 the Company granted options to purchase up to 6,000,000 shares of common stock at $0.001 per share on or before December 30, 2003 to the Company's legal counsel. The Company recorded compensation cost of $294,400 pursuant to the option grant. On April 7, 2003, the Company issued 3,000,000 shares of common stock in connection with the exercise of the options and received $3,500 in cash.

The Company and Mr. Jack Luchese have entered into an amended employment agreement effective March 24, 2003, whereby Mr. Luchese has agreed to become Chief Executive Officer of the Company on or before January 1, 2004, subject to certain funding conditions. Pursuant to the agreement, the Company has engaged Mr. Luchese initially as a consultant to the Company's current CEO. If the Company is successful in raising a net minimum of $2,000,000 cash (net of fees and expenses), then Mr. Luchese shall assume his duties as CEO at the time such funding is completed, if on or before January 1, 2004. Until the funding condition is satisfied, he will provide consulting services to the Company at a rate of $12,500 per month. His term of employment as CEO will be for three years with automatic renewal for another year if neither party provides the other with written notice of termination twelve (12) months in advance. His base annual salary as CEO will be $250,000 and he will be eligible for certain bonuses and participation in employee benefit plans.

On March 24, 2003, Mr. Luchese purchased 100,000 shares of our preferred stock for $50,000 in cash. If Mr. Luchese becomes the Company's new CEO, which depends on the Company raising at least $2,000,000 on or before January 1, 2004, the preferred stock is convertible into shares of common stock representing 15% of the Company's issued and outstanding shares of common stock at the date of conversion. If the Company has not raised at least $2,000,000 on or before January 1, 2004, Mr. Luchese will not become CEO and the Company can repurchase 50,000 shares of Mr. Luchese's preferred stock at a purchase price of $25,000. Mr. Luchese will then own preferred stock convertible into shares of common stock representing 7.5% of the Company's issued and outstanding shares of common stock at the date of conversion.

On March 24, 2003, the Company issued 500,000 shares of its common stock as payment of $18,900 of rent for due for January, February and March of 2003.

On March 27, 2003, the Company issued 1,000,000 shares of its common stock pursuant to the exercise of employee stock options. The Company received $20,000 in cash.

On April 1, 2003, the Company issued 2,000,000 shares of common stock to a consultant pursuant to a written agreement. The shares were valued at $0.05 per share, which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued.

PART III

Index to and Description of Exhibits

Exhibit
Number         Description of Exhibit
-------        --------------------------------------------------------------

3.1            Amended Certificate of Incorporation *

3.2            Bylaws of the Registrant Adopted October 6, 1998
               (filed as Exhibit 2.2 to Form 10-SB filed March 23, 2001

4.1            Form of Common Stock  Certificate
               (filed as Exhibit 3.1 to Form 10-SB filed March 23, 2001

4.2            Centrex  Inc.  Long  Term  Incentive  Plan
               (filed as Exhibit 10.1 to Preliminary Information Statement filed February 21, 2003)

10.1 Modified License Agreement between Centrex, Inc. and the University of California (filed as Exhibit 10.9 to Form 10-QSB filed August 19, 2002)

10.2 Funds-In Agreement between Centrex, Inc and Los Alamos National Laboratory Dated November 13, 2002. *

10.4           Form of Indemnification Agreement
               (filed as Exhibit 6.5 to Form 10-SB filed March 23, 2001

10.5           Amended Employment Agreement between Centrex, Inc.
               and Jack Luchese

8.1            Agreement and Plan of Merger between  Registrant and
               E. coli Measurement Systems, Inc. dated March 15, 1999 (filed as Exhibit 8.1 to Form 10-SB filed March 23, 2001

8.2            Certificate of Merger dated June 7, 1999
               (filed as Exhibit 8.2 to Form 10-SB filed March 23, 2001

23.0           Consent of Tullius Taylor Sartain & Sartain LLP

99.1 Certification of Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *

* Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Centrex, Inc.

                                       /S/ THOMAS R. COUGHLIN, JR.
                                       --------------------------------------
                                       Thomas R. Coughlin, Jr.
                                       Chief Executive Officer



April 15, 2003

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Thomas R. Coughlin, Jr., Chief Executive Officer and Chief Financial Officer of Centrex, Inc. certify that:

1.   I have reviewed this annual report on Form 10-KSB of Centrex, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the year in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: April 15, 2003

                                              Centrex, Inc.

                                              /s/ Thomas R. Coughlin, Jr.
                                              ---------------------------
                                              Thomas R. Coughlin, Jr.
                                              Chief Executive Officer
                                              Chief Financial Officer