Form 10QSB
period 2003-03-31
CENTREX INC
filed 2003-05-21
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
           For the Transition Period from _____________ to _________________

                         Commission file number: 0-26915

                                  CENTREX, INC.
        (Exact name of small business issuer as specified in its charter)

                   OKLAHOMA                                73-1554121
(State or other jurisdiction of incorporation or    (IRS Employer I.D. No.)
 organization)

                            9202 South Toledo Avenue
                              Tulsa, Oklahoma 74137
                    (Address of principal executive officers)

                                 (918) 494-2880
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 55,478,800 shares of Common Stock, $0.001 par value, outstanding as of May 15, 2003.

                               TABLE OF CONTENTS

Part I.  Financial Information

     Item 1.  Financial Information...................................    4-13

     Item 2.  Plan of Operations......................................      14

     Item 3.  Controls and Procedures.................................      21

Part II. Other Information

     Item 1.  Legal Proceedings.......................................      21
     Item 2.  Changes in Securities and Use of Proceeds...............      21
     Item 3.  Defaults upon Senior Securities.........................      21
     Item 4.  Submission of Matters to a Vote of Security Holders.....      21
     Item 5.  Other Information.......................................      21
     Item 6.  Exhibits and Reports on Form 8-K........................      22

Signatures ...........................................................      23

                          PART 1--FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

Balance Sheet at March 31, 2003 (Unaudited)..............................  4

Statements of Operations For The Period From
Inception (October 6, 1998) To March 31, 2003
And For The Three Months Ended March 31, 2003 and 2002 (Unaudited).......  5

Statements of Cash Flows For The Period From
Inception (October 6, 1998) to March 31, 2003
And For The Three Months Ended March 31, 2003 and 2002 (Unaudited).......  6

Notes to the Financial Statements (Unaudited)............................  7

                                 Centrex, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                           March 31, 2003 (Unaudited)


                                     ASSETS



Current Assets
Cash                                                                  $ 145,562
Prepaid Consulting Fees                                               1,318,218
Prepaid Legal Fees                                                       32,970
                                                                   -------------
Total Current Assets                                                  1,496,750
                                                                   -------------
Other Assets
Licensed Technology, net                                                  5,422
Other Assets                                                            107,128
                                                                   -------------
Total Other Assets                                                      112,550
                                                                   -------------
TOTAL ASSETS                                                        $ 1,609,300
                                                                   =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                       $ 72,718
Rent and Other Payables                                                  62,128
Payable to Consultants                                                  212,900
Payable to the University of California                                  35,570
Notes Payable to Related Parties                                         21,393
Accrued Interest on Notes Payable to Related Parties                     12,717
                                                                   -------------
Total Current Liabilities                                               417,426
                                                                   -------------
Shareholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
100,000 shares issued and outstanding                                       100
Common Stock, $0.001 par value, 250,000,000 shares authorized,
43,353,800 shares issued and outstanding                                 43,354
Common Stock subscribed                                                 (75,000)
Paid in Capital                                                       7,164,998
Deficit accumulated during the development stage                     (5,941,578)
                                                                   -------------
Total Shareholders' Equity                                            1,191,874
                                                                   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,609,300
                                                                   =============


The accompanying notes are an integral part of the interim financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
          From Inception (October 6, 1998) Through March 31, 2003, and
         For The Three Months Ended March 31, 2003 and 2002 (Unaudited)


                                           From inception
                                         (October 6, 1998)          Three Months Ended
                                                  through    ---------------------------------
                                           March 31, 2003    March 31, 2003     March 31, 2002
                                         ----------------    --------------     --------------

Gain on early extinguishment of debt             $ 88,591               $ -           $ 88,591

Expenses
Research and development                          459,681           106,710             16,353
Noncash consulting and legal expenses           2,560,984           557,474            409,670
Services contributed by employees                  40,125                 -                  -
Accrued Salaries                                  800,000                 -            100,000
Compensation cost for options granted           1,039,034           460,034                  -
General and administrative                        974,223           281,452            250,927
                                         ----------------    --------------     --------------
   Total operating expenses                     5,874,047         1,405,670            776,950
                                         ----------------    --------------     --------------
Operating loss                                 (5,785,456)       (1,405,670)          (688,359)

Interest expense                                  156,122             1,364             13,470
                                         ----------------    --------------     --------------
Net loss                                     $ (5,941,578)     $ (1,407,034)        $ (701,829)
                                         ================    ==============     ==============
Weighted average shares outstanding            11,877,066        34,426,503         15,832,222
                                         ----------------    --------------     --------------
Loss per share                                    $ (0.50)          $ (0.04)           $ (0.04)
                                         ----------------    --------------     --------------


The accompanying notes are an integral part of the interim financial statements.



                                                Centrex, Inc.
                                        (A Development Stage Company)

                                           Statements of Cash Flows
                         From Inception (October 6, 1998) Through March 31, 2003, and
                        For The Three Months Ended March 31, 2003 and 2002 (Unaudited)



                                                          From inception
                                                        (October 6, 1998)              Three Months
                                                                 through    ----------------------------------
                                                          March 31, 2003    March 31, 2003      March 31, 2002
                                                        -----------------   --------------      --------------

Operating Activities
Net Loss                                                    $ (5,941,578)     $ (1,407,034)         $ (701,829)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                             412,649               111                 125
Accrued Salaries                                                 800,000                 -                   -
Value of services contributed by employees                        40,125                 -                   -
Services Contributed by Employees and Consultants                567,200                 -             409,670
Common Stock Issued for Services                               2,661,862           397,087                   -
Compensation Cost for Non-Employee Options                     1,587,750         1,008,750                   -
Adjustment of LANL Development                                  (130,500)                -                   -
Gain on early extinguishment of debt                             (88,591)                -             (88,591)
Change in Working Capital Accounts:
Prepaid expenses                                              (1,351,188)         (489,753)            (77,312)
Related party receivables                                              -                 -             (14,514)
Deposit- LANL Development Agreement                             (106,710)                -                   -
Accounts payable                                                  72,718            50,040              (2,954)
Payable to Consultants                                           212,900           212,900                   -
Interest payable                                                 149,502             1,363              13,468
Accrued salaries                                                       -                 -             100,000
Payable to the University of California                           35,570            35,570                   -
Payable to Tequesta Capital                                            -                 -             240,300
Rent and other expenses payable to related parties                62,128            53,381             (13,273)
                                                        -----------------   --------------      --------------
Net cash used in operating activities                         (1,016,163)         (137,585)           (134,910)
                                                        -----------------   --------------      --------------

Financing Activities
Sale of Preferred Stock to Third Parties                          50,000            50,000                   -
Sale of Common Stock for Cash to Third Parties                 1,218,100           173,116             225,000
Loans from Related Parties                                       403,858                10                   -
Repayment of Loans from Related Parties                          (73,233)                -             (10,556)
Repayment of Shareholder Loans                                  (150,500)                -                   -
                                                        -----------------   --------------      --------------
Net cash provided by financing activities                      1,448,225           223,126             214,444
                                                        -----------------   --------------      --------------
Investing Activities
Purchase of Licensed Technology                                   (7,000)                -                   -
Purchase of  Sponsored Research                                 (279,500)                -                   -
                                                        -----------------   --------------      --------------
Net cash used in investing activities                           (286,500)                -                   -
                                                        -----------------   --------------      --------------
Change in Cash                                                   145,562            85,541              79,534

Cash at Beginning of Period                                            -            60,021               5,278
                                                        -----------------   --------------      --------------
Cash at End of Period                                          $ 145,562         $ 145,562            $ 84,812
                                                        =================   ==============      ==============

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest                                         $   1,582         $       -            $  1,582
                                                        -----------------   --------------      --------------

Non-cash investing and financing activities
Common stock issued as payment of loans to related parties     $ 206,925         $ 204,900            $  2,025
                                                        -----------------   --------------      --------------




The accompanying notes are an integral part of the interim financial statements.

                                 CENTREX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

Note 1--Organization and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

Organization and Nature of Operations
Centrex, Inc. ("Centrex" or "the Company") owns an exclusive worldwide license to develop, manufacture, and market products using Single Molecule Detection, a technology invented at Los Alamos National Laboratory ("LANL"). The technology is owned by the University of California ("the University"), which conducts its research at LANL. The technology is designed to rapidly detect bacteria or viruses by matching the DNA of the organism. The Company has entered into a development agreement with the University and LANL to build a prototype system that enables rapid detection of harmful pathogens, including potential biothreat agents.

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

Stock-based Compensation
The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and related Emerging Issues Task Force ("EITF") Consensuses.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has no sources of revenue to fund the development of its planned product and to pay operating expenses, resulting in a cumulative net loss of $5,941,578 for the period from inception (October 6, 1998) to March 31, 2003, and a net loss of $1,407,034 and $701,829 for the three months ended March 31, 2003 and 2002, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's cash resources are not sufficient for the next twelve months. We will need to complete additional financing initiatives in 2003 to generate the liquidity necessary to continue our operations. Due to current economic conditions, we may not be able to secure additional financing on acceptable terms, it at all.

Note 3--Other Assets and Licensed Technology, Net

Other assets consisted primarily of $106,710 paid pursuant to the revised development agreement with the University and LANL. This amount represents a 90-day advance payment that will be held by LANL and used to pay the last three months of development pursuant to the agreement.

Note 4--Commitments and Contingencies

Exclusive License Agreements with University of California
On February 25, 2002, the Company and the University of California entered into a modified license agreement, whereby the Company was granted exclusive rights to the DNA-based single-molecule detection technology. The Company paid a modification fee of $15,000, which was recorded as an expense, and agreed to pay $10,000 within thirty (30) days of issuance of a patent.

Pursuant to the modified license agreement, the University of California will receive a royalty equal to three and one half percent (3.5%) of net sales of products using the DNA-based microbial detection system, and any additions, extensions and improvements thereto; an annual license fee of $5,000 payable in advance on January 2 for each year the license agreement is in effect; and 50% of other payments, including sublicense issue and annual fees received from sublicense(s) in consideration for the licensed invention. The royalty obligation will expire after the expiration of the last to expire patent that covers the licensed intellectual property. If a U.S. patent is not issued, the Company intends to renegotiate with the University of California for a licensing term of at least 17 years, the normal life of a U.S. Patent.

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

Payable to University of California pursuant to revised development agreement The revised development agreement with the University of California obligates the Company to pay $640,226, of which $142,280 was paid upon execution of the agreement. The balance is payable in monthly installments of $35,570. According to the terms of the Modified License, the University of California may have the right to terminate the license if the Company is unable to pay the monthly development fees pursuant to the revised development agreement. The revised development agreement eliminated $130,500 owed pursuant to a previous development agreement. This amount was credited to research and development expenses for the year ended December 31, 2002.

Agreement with RFG
On October 15, 2002, the Company entered into an agreement with Remington Financial Group, Inc. (RFG) to locate possible funding opportunities for the Company. For these services, Centrex paid $5,000 to RFG. Pursuant to the agreement, if RFG is successful in finalizing a loan for Centrex, Inc., then RFG shall receive an origination fee in an amount equal to 2.0% - 2.5% of the gross amount of the loan. To date, RFG has not been successful in locating possible funding for the Company.

Agreement with Crescent Fund, Inc.
On June 24, 2002, the Company entered into an agreement for a six month period with Crescent Fund, Inc. to provide institutional investor relations services and to assist the Company in its efforts to secure funding. For a period of 3 years after the agreement expires, the Company is obligated to pay Crescent a fee equal to 7% of the amount of any transaction completed by the Company with any entity first introduced to us by Crescent.

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

Agreement with HD Brous & Co., Inc.
On February 6, 2003, the Company engaged HD Brous & Co., Inc. ("Brous"), a NYSE member, as the Company's managing underwriter to raise up to $20 million on a "best efforts" basis. The Company agreed to pay Brous a 10% commission and a 3% non-accountable expense allowance (of which the Company has paid $5,000) at the closing of any financing. Upon the closing of an offering, the Company has agreed to grant to Brous a five year option (with a cashless exercise provision) to purchase up to 20% of the number of shares sold in the offering at an exercise price per share equal to 100% of the offering price. To date, Brous has not been successful in raising any funds for the Company.

Agreements with Consultants
On February 7, 2003, the Company entered into an agreement with two consultants to provide investor relations services. For these services, the Company agreed to pay $42,900. At March 31, 2003, the Company had recorded the amount due as an accrued liability.

On February 11, 2003, the Company entered into an agreement with a consultant to provide research information to the Company. For these services, the Company agreed to pay $20,000. At March 31, 2003, the Company had recorded the amount due as an accrued liability.

Agreement with Jack Luchese
The Company and Mr. Jack Luchese have entered into an amended employment agreement effective March 24, 2003, whereby Mr. Luchese has agreed to become Chief Executive Officer of the Company on or before January 1, 2004, subject to certain funding conditions. Pursuant to the agreement, the Company has engaged Mr. Luchese initially as a consultant to the Company's current CEO. If the Company is successful in raising a net minimum of $2,000,000 cash (net of fees and expenses), then Mr. Luchese shall assume his duties as CEO at the time such funding is completed, if on or before January 1, 2004. Until the funding condition is satisfied, he will provide consulting services to the Company at a rate of $12,500 per month. His term of employment as CEO will be for three years with automatic renewal for another year if neither party provides the other with written notice of termination twelve (12) months in advance. His base annual salary as CEO will be $250,000 and he will be eligible for certain bonuses and participation in employee benefit plans.

On March 24, 2003, Mr. Luchese purchased 100,000 shares of our preferred stock for $50,000 in cash. The preferred stock is convertible into shares of common stock representing 15% of the Company's issued and outstanding shares of common stock at the date of conversion. If the Company has not raised at least $2,000,000 on or before January 1, 2004, the Company can repurchase 50,000 shares of Mr. Luchese's preferred stock at a purchase price of $25,000. Mr. Luchese will then own preferred stock convertible into shares of common stock representing 7.5% of the Company's issued and outstanding shares of common stock at the date of conversion.

Note 5--Common Stock

         On January 6, 2003, the Company issued 875,000 shares of restricted common stock valued at $70,000 as payment for legal services; 500,000 shares of restricted common stock valued at $40,000 to a consultant for website design services; 300,000 shares of restricted common stock valued at $24,000 as consideration for entering into a lease for office space; and 300,000 shares of restricted common stock to Emergency Filtration Products, Inc. ("EMFP") in exchange for 400,000 restricted shares of EMFP valued at $71,400. On March 24, 2003, the Company sold the restricted shares of EMFP in a private transaction for $47,354 in cash. The Company valued the shares of its common stock issued on January 6, 2003 based on the closing market price less a 50% discount for the restrictive nature of the shares of common stock issued.

         On January 7, 2003, the Company entered into an agreement with a consultant to perform marketing and company development services. Pursuant to the agreement, the Company will pay 750,000 shares of stock to the consultant. At March 31, 2003, the Company had recorded the $150,000 value of the shares as a liability. The value of the shares to be issued was calculated using $0.20 which was the closing stock price of the Company's common stock on the date of the transaction.

         On January 15, 2003, the Company amended its original consulting agreement with Madison and Wall dated November 12, 2002. The amendment revised the compensation section of the original agreement to authorize the Company based upon Madison and Wall's performance to issue up to an additional 1,750,000 shares of common stock. The shares were valued at $0.07 per share which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued. The Company recognized $122,500 in consulting expense related to this transaction.

         On January 15, 2003, the Company amended its consulting agreement with Andreas Cyppek to issue an additional 1,400,000 shares. The additional shares were valued at $0.07 per share which was the closing price of the Company's common stock on the date of the amendment. The Company recorded $98,000 related to this stock issuance as prepaid expense that will be amortized over the remaining life of the original agreement.

         On January 15, 2003, the Company issued 300,000 shares to a consultant for work relating to the financial accounting of the Company. The shares were valued at $0.07 per share which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued. The Company recognized $21,000 in consulting expense related to this transaction.

         On January 15, 2003, the Company issued 31,250 shares of its common stock to Alpha Web Design pursuant to a consulting agreement whereby Alpha Web Design will provide services for one year relating to the Company's web site maintenance. The shares were valued at $0.07 which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued. The Company recognized $2,188 in consulting fees related to this stock issuance.

         On January 15, 2003, the Company issued 3,471,150 shares of its common stock as payment in full of $204,900 of outstanding principal and interest due to related parties.

         On January 21, 2003, the Company issued 250,000 shares of its common stock pursuant to the exercise of options. The Company received $250 in cash.

         On January 29, 2003, the Company issued 500,000 shares of its common stock pursuant to the exercise of options. The Company recorded the $500 value of the options as legal expense.

         On February 5, 2003, the Company sold 176,800 shares of its common stock to foreign investors for $7,514 in cash. The shares were valued at $0.05 per share, which was 50% of the closing price of the Company's common stock on that date, due to the restrictive nature of the common stock issued.

         On March 13, 2003, the Company issued 125,000 shares of its common stock pursuant to the exercise of outstanding options. The Company received $125 in cash.

         On March 21, 2003, the Company sold 2,500,000 shares of its common stock to a foreign investor for $0.03 per share, which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued. The Company recorded $75,000 as a subscription receivable related to this transaction

         On March 24, 2003, the Company issued 500,000 shares of its common stock as payment of $18,900 of rent due for February, March and April of 2003.

         On March 26, 2003, the Company issued 3,500,000 shares of its common stock pursuant to the exercise of employee stock options. The Company received $70,000 in cash.

         On March 27, 2003, the Company issued 1,000,000 shares of its common stock pursuant to the exercise of employee stock options. The Company received $20,000 in cash.

         On March 31, 2003, the Company issued 50,000 shares pursuant to the exercise of non-employee stock options. The Company received $2,500 in cash.


Note 6--Stock Options and Warrants Outstanding

The following table summarizes stock option and warrants as of March 31, 2003

                                              Employee Stock     Non-Employee
                                                     Options    Stock Options        Warrants          Total
         --------------------------------- ------------------ ---------------- --------------- --------------
         Balance at 12/31/02                               0        2,462,500       2,835,500      5,298,000
         Granted                                   9,500,000       17,500,000              --     27,000,000
         Exercised                               (4,500,000)        (925,000)        (50,000)    (5,475,000)
         Forfeited                                         0      (1,000,000)              --    (1,000,000)
                                           ------------------ ---------------- --------------- --------------
         Balance at 3/31/03                        5,000,000       18,037,500       2,785,500     25,823,000
                                           ------------------ ---------------- --------------- --------------
         Average Exercise Price                        $0.05            $0.05           $0.05
                                           ------------------ ---------------- --------------- --------------

Employee Stock Options
         On January 29, 2003, the Company granted 4,500,000 options to employees. The options were exercisable at $0.10 per share on or before January 29, 2013. There was no compensation cost recorded for the issuance of these options because the exercise price was the same as the closing price of the stock on the date of grant. During

March, 2003, the exercise price of the options was reduced to $0.02 per share and all of the options were exercised. The Company received $90,000 in connection with the option exercises.

         On March 24, 2003, the Company granted options to its officer to purchase up to 5,000,000 shares of the Company's common stock at $0.05 per share on or before March 24, 2013. The exercise price was equal to the closing market price of the Company's common stock on the date of grant. The options are subject to certain restrictions. The Company did not record compensation cost related to the option grant of 5,000,000 shares as the option was granted to the Company's CEO.

Non-Employee Stock Options
         On January 29, 2003, the Company granted 500,000 options to its legal counsel. The options were exercisable at $0.001 per share on or before January 29, 2013. The Company recorded compensation cost of $87,500 in connection with the option grant. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001 per share; stock price of $0.175 per share (the closing price of the Company's common stock on the grant date); risk free interest rate of 4.0%; expected dividend yield of 0.0%; expected life of 10 years; and estimated volatility of 190%. On January 29, 2003, the options were exercised and the Company issued 500,000 shares of its common stock and received $500.

         On March 24, 2003, the Company entered into agreements with three former employees to continue to serve the Company as consultants until December 31, 2003. Pursuant to these agreements, the Company granted options to purchase up to 11,000,000 shares of the Company's common stock at $0.05 per share on or before March 24, 2013. The options are subject to certain restrictions. The exercise price was equal to the closing market price of the Company's common stock on the date of grant. The value of the options was $594,000. This value was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.05 per share; stock price of $0.054 per share (the closing price of the Company's common stock on the grant date); risk free interest rate of 4.0%; expected dividend yield of 0.0%; expected life of 10 years; and estimated volatility of 195%. The Company recorded the option value as prepaid expense that will be amortized over the life of the consulting agreements which is one year. At March 31, 2003, the Company had amortized $22,721 related to these options.

         On March 24, 2003 the Company granted options to purchase up to 6,000,000 shares of common stock at $0.001 per share on or before December 30, 2003 to the Company's legal counsel. The Company recorded compensation cost of $324,000 pursuant to the option grant. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001 per share; stock price of $0.54 per share (the closing price of the Company's common stock on the grant date); risk free interest rate of 4.0%; expected dividend yield of 0.0%; expected life of 10 years; and estimated volatility of 195%.

Exercise Price Reduction
         On March 24, 2003, the Company agreed to reduce the exercise price of certain outstanding warrants representing 2,785,500 shares of the Company's common stock and certain outstanding non-employee options representing 1,037,500 shares of the Company's common stock to $0.05 per share, which was the closing price of the Company's common stock on that date, if the holder of the warrants or options exercised the warrants or options on or before April 28, 2003. As a result of the price adjustment, the Company, in the future will be required to account for any unexercised warrants or options under variable accounting for options guidelines. These guidelines require the Company to recognize compensation cost each quarter based on the difference between the new exercise price and the market price on the last day of each quarter. At March 31, 2003, the Company recognized $3,250 in additional compensation cost related to the price adjustment.

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

As of March 31, 2003, the Company owed $21,393 in principal and $12,717 in accrued interest to Quasar Irrevocable Trust. The note is presently in default and accrues interest at 16% per year. On June 21, 2002, a motion for summary judgment was granted to Quasar Irrevocable Trust for $20,833 in principal, $10,725 in interest, and $2,099 in attorney's fees related to their petition filed November 19, 2001, demanding payment for outstanding loans due from Centrex. On September 16, 2002, Quasar Irrevocable Trust presented an order of garnishment and was paid $490 toward its summary judgment.

During the quarter ended March 31, 2003, the Company issued common stock pursuant to the exercise of employee stock options. See Note 7. "Stock Options and Warrants".

During the quarter ended March 31, 2003, the Company entered into an amended employment agreement with Jack Luchese, who is presently a consultant to the Company but who intends to become the Company's CEO upon satisfaction of funding conditions. In addition, Mr. Luchese purchased 100,000 shares of preferred stock of the Company for $50,000 in cash. He also purchased the EMFP stock for $47,354. See Note 4 "Commitments and Contingencies".

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

Note 9--Subsequent Events

On April 1, 2003, the Company issued 2,000,000 shares of its common stock to a consultant pursuant to a written agreement. The shares were valued at $0.05 per share, which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued. The Company recorded $100,000 as a prepaid expense related to this transaction which will be amortized over the life of the agreement (6 months).

On April 2, 2003, the Company issued 250,000 shares of its common stock pursuant to the exercise of options. The Company received $12,500 from the transaction.

During April 2003, the Company issued 4,875,000 shares is its common stock pursuant to the exercise of outstanding options and warrants. The Company received $93,750 in cash.

On April 15, 2003, the Company issued 500,000 shares of its common stock pursuant to a written consulting agreement. The shares were valued at $0.054 per share, which was the closing price of the Company's common stock on the date of the transaction. The Company recorded $27,000 in connection with the transaction.

On April 15, 2003, the Company issued a total of 4,500,000 shares of its common stock pursuant to written consulting agreements. The shares were valued at $0.027 per share, which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued. The Company recorded $121,500 connection with the transaction.

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

Business of the Company
         Centrex is a development-stage company incorporated on October 6, 1998 in Oklahoma. The Company has not been involved in bankruptcy, receivership or any similar proceeding. The Company owns an exclusive worldwide license to Single Molecule Detection, a technology that was invented at Los Alamos National Laboratory ("Los Alamos" or "LANL"). The technology is owned by the University of California (the "University"), which conducts research at LANL. The technology is designed to rapidly detect bacteria or viruses by matching the DNA of the organism. We entered into a development agreement with the University and LANL to build a prototype system that enables rapid detection of harmful pathogens, including potential biothreat agents.

         We plan to develop, manufacture and market a fully-integrated system that enables rapid detection of harmful pathogens using the Single Molecule Detection technology. Our planned product is designed to be an easy-to-use system to analyze complex biological samples in disposable cartridges, and to rapidly and automatically perform the steps necessary for sophisticated molecular biological procedures. We are focusing our efforts on those applications where rapid DNA testing is particularly important, such as biothreat detection, food processing, and water supply markets. If the single molecule detection technology is commercialized, we believe that potential customers for our proposed device include commercial air carriers, the United States Postal Service, Federal office buildings, commercial office buildings, military, state and local government buildings, sports arenas, and shipping terminals, food processors and water treatment systems.

         As a development-stage company, we presently do not have any products for sale. If we are successful in building a prototype system, it may take us several more years before we have a commercially viable product. We may not be successful in developing any products based on the Single Molecule Detection technology. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS".

 (i)  Cash Requirements

     As of March 31, 2003, management estimated that the Company's cash resources were not enough to meet the Company's estimated funding requirements for the remainder of the year. The Company must complete additional financing initiatives in 2003 to generate the liquidity necessary to continue its operations. The Company presently has a "best efforts" investment banking agreement with H.D. Brous & Company, however, no funds have been raised to date pursuant to that agreement. Due to the current economic conditions, the Company may not be able to secure additional financing on terms it deems acceptable. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company's may be required to limit or cease its research and development activities or other operations, or otherwise modify its business strategy. Because of these uncertainties, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

(ii) Product Development and Research Plan for the Next Twelve Months

         During the next twelve months, as development continues under the agreement with LANL, the Company plans to contract with a private engineering firm to develop a commercial version of our planned product. Development of a commercial version of our planned product is dependent on the Company raising sufficient funds. At this time we do not know how much it will cost the Company to have a commercial version developed, how long it will, or if we will be successful in developing a commercial version of our planned product.

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

         The revised development agreement, whereby Los Alamos has agreed to make a prototype of our planned product, requires that the Company pay them $35,570 per month for fifteen months. The Company presently does not have the funds necessary to fund the monthly obligation. If the Company is not successful in raising the capital necessary to fund the monthly obligation, then LANL may not complete the development of a prototype of our product and they may have the right to terminate the license, which could have a material adverse effect on the Company's future prospects.

ANY UNFORSEEN DEVELOPMENT ISSUES COULD GIVE COMPETITORS THE TIME TO DEVELOP TECHNOLOGY SIMILAR TO OURS AND TO INTRODUCE A COMPETING PRODUCT BEFORE OUR PRODUCT CAN BE COMMERCIALIZED. THIS COULD HARM OUR FUTURE PROSPECTS.
          Even if LANL is successful in completing a prototype, it could be several more years before we have a commercially viable product. The Company must engage a private engineering firm to design, build and test a commercial version of the prototype and to determine whether our planned product can be manufactured in a commercially viable way. Any significant delay in funding the monthly obligation to LANL, funding commercialization efforts, or any unforeseen development issues could give competitors the time to develop technology similar to ours and to introduce a competing product before our planned product is commercialized. This could harm our future prospects.

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

THE LOSS OF OUR KEY PERSONNEL COULD HARM OUR BUSINESS
         The loss of the services of the Company's CEO and other employees could have a material adverse effect on our operations, as hiring replacements would most likely involve the payment of salaries, for which we do not currently have the financial resources. Our inability to hire suitable replacements could have a material adverse effect on our ability to continue operating.

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

RISKS RELATED TO OUR INDUSTRY

THE MARKET FOR OUR PLANNED PRODUCT COMPETITIVE AND CHANGING RAPIDLY. NEW PRODUCTS MAY BE DEVELOPED BY OTHERS WHICH COULD IMPAIR OUR ABILITY TO DEVELOP, GROW OR MAINTAIN OUR BUSINESS AND BE COMPETITIVE
         Our industry is subject to rapid and substantial technological change. Developments by others may render our technology and planned product noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Competition from other biotechnology companies, universities, government research organizations and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities could represent significant competition for us. Acquisitions of, or investments in, competing biotechnology companies by large
corporations   could   increase   such   competitors'   financial,    marketing,
manufacturing and other resources.

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

RISKS RELATED TO PURCHASING OUR COMMON STOCK

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

YOUR OWNERSHIP INTEREST MAY BE DILUTED AND THE VALUE OF THE SHARES OF OUR COMMON STOCK MAY DECLINE BY THE EXERCISE OF STOCK OPTIONS AND WARRANTS WE HAVE GRANTED OR MAY GRANT IN THE FUTURE.
         As of May 15, 2003 we had outstanding options to purchase up to 19,350,000 shares of common stock at exercise prices ranging from $0.001 to $0.05 per share and outstanding warrants to purchase up to 1,348,000 shares of common stock at exercise prices of $0.05 per share. To the extent outstanding warrants and options to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

THE PREFERRED STOCK OWNED BY JACK LUCHESE IS CONVERTIBLE INTO COMMON STOCK REPRESENTING 15% OF THE COMPANY'S ISSUED AND OUTSTANDING SHARES OF COMMON STOCK AT THE DATE OF CONVERSION. IF MR. LUCHESE CONVERTS HIS PREFERRED STOCK INTO COMMON STOCK, HIS OWNERSHIP MAY ALLOW HIM TO EXERCISE SUBSTANTIAL INFLUENCE OVER OUR BUSINESS AND THE ELECTION OF DIRECTORS.
         Jack Luchese, who is presently a consultant to the Company and intends to become CEO of the Company if the Company can satisfy the funding condition of his agreement, recently purchased 100,000 shares of our preferred stock. The preferred stock is convertible into shares of common stock representing 15% of the Company's issued and outstanding shares of common stock at the date of conversion. If Mr. Luchese converts his preferred stock into common stock, his ownership may allow him to exercise substantial influence over our business and the election of directors. If the Company has not raised at least $2,000,000 on or before January 1, 2004, the Company may repurchase 50,000 shares of Mr. Luchese's preferred stock at a purchase price of $25,000. Mr. Luchese will then own preferred stock convertible into shares of common stock representing 7.5% of the Company's issued and outstanding shares of common stock at the date of conversion. If Mr. Luchese converts his preferred stock into common stock after the Company's repurchase, his ownership may allow him to exercise substantial influence over our business and the election of directors.

WE DO NOT EXPECT TO PAY DIVIDENDS
         We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, the officer has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.


PART II--OTHER INFORMATION

Item 1.  Legal proceedings

         Incorporated herein by reference to Note 8 "Litigation" in the Notes to Financial Statements included in Part I of this Form 10-QSB.

Item 2.  Changes in Securities and Use of Proceeds

         Incorporated herein by reference to Note 5 "Common Stock" and Note 6 "Stock Options and Warrants" in the Notes to Financial Statements included in
Part I of this Form 10-QSB.

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

Date: May 20, 2003

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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





Date: May 20, 2003


                                           /s/ THOMAS R. COUGHLIN, JR.
                                           ----------------------------
                                           Thomas R. Coughlin, Jr.
                                           CEO and CFO