Form 10QSB
period 2003-06-30
CENTREX INC
filed 2003-08-19
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 78,301,240 shares of Common Stock, $0.001 par value, outstanding as of July 31, 2003.




Part I.  Financial Information

     Item 1.  Financial Information...............................................................       4-15

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
     of Operations................................................................................       16

     Item 3.  Controls and Procedures.............................................................       23

Part II. Other Information

     Item 1.  Legal Proceedings...................................................................       23
     Item 2.  Changes in Securities and Use of Proceeds...........................................       23
     Item 3.  Defaults upon Senior Securities.....................................................       23
     Item 4.  Submission of Matters to a Vote of Security Holders.................................       23
     Item 5.  Other Information...................................................................       23
     Item 6.  Exhibits and Reports on Form 8-K....................................................       23

Signatures .......................................................................................       24


                          PART 1--FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at June 30, 2003 (Unaudited)..........................................................     4

Statements of Operations For The Period From Inception (October 6, 1998) To June 30, 2003 And For The
Six Months Ended June 30, 2003 and 2002, And For The Three Months Ended June 30, 2003 and 2002
(Unaudited).........................................................................................     5

Statements of Cash Flows For The Period From Inception (October 6, 1998) to June 30, 2003 And For The
Six Months Ended June 30, 2003 and 2002 (Unaudited).................................................     6

Notes to the Financial Statements (Unaudited).......................................................     7


                                  Centrex, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                            June 30, 2003 (Unaudited)


                                     ASSETS



Current Assets
Cash                                                               $ 318,712
Prepaid Consulting Fees                                              899,906
Prepaid Legal Fees                                                    38,970
                                                                   ---------
Total Current Assets                                               1,257,588
                                                                   ---------
Other Assets
Licensed Technology, net                                               5,319
Other Assets                                                         132,120
                                                                   ---------
Total Other Assets                                                   137,439
                                                                   ---------
TOTAL ASSETS                                                     $ 1,395,027
                                                                   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                    $ 11,423
Rent and Other Payables                                               15,514
Note Payables to Related Parties                                      21,393
Accrued Interest on Note Payables to Related Parties                  13,289
                                                                   ---------
Total Current Liabilities                                             61,619
                                                                   ---------
Shareholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
100,000 shares issued or outstanding                                     100
Common Stock, $0.001 par value, 250,000,000 shares authorized,
71,801,242 shares issued and outstanding                              71,801
Common Stock subscribed                                              (75,000)
Paid in Capital                                                    8,428,788
Deficit accumulated during the development stage                  (7,092,281)
                                                                   ---------
Total Shareholders' Equity                                         1,333,408
                                                                   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 1,395,027
                                                                   =========


The accompanying notes are an integral part of the interim financial statements


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
           From Inception (October 6, 1998) Through June 30, 2003, and
              For The Six Months Ended June 30, 2003 and 2002, and
          For The Three Months Ended June 30, 2003 and 2002 (Unaudited)


                                            From inception
                                          (October 6, 1998)           Six Months Ended                   Three Months Ended
                                                   through     -------------------------------     -------------------------------
                                             June 30, 2003     June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002
                                           ---------------     -------------     -------------     -------------     -------------

Stock transfer fees                                  $ 710             $ 710               $ -             $ 490               $ -
Gain on early extinguishment of debt                88,591                 -            88,591                 -                 -
                                           ---------------     -------------     -------------     -------------     -------------

Expenses
Research and development                           576,391           223,420            15,853           116,710              (500)
Noncash consulting and legal expenses            3,709,206         1,705,696           735,429           723,111           227,515
Services contributed by employees                   40,125                 -                                   -                 -
Accrued Salaries                                   800,000                 -           200,000                 -           100,000
Compensation cost for options granted              579,000                 -                                   -                 -
Salary Expense                                      83,958            83,958                 -                                   -
General and administrative                       1,236,208           543,437           347,252           310,800           194,569
                                           ---------------     -------------     -------------     -------------     -------------
   Total operating expenses                      7,024,888         2,556,511         1,298,534         1,150,621           521,584
                                           ---------------     -------------     -------------     -------------     -------------
Operating loss                                  (6,935,587)       (2,555,801)       (1,209,943)       (1,150,131)         (521,584)

Interest expense                                   156,694             1,936            21,452               572             7,982
                                           ---------------     -------------     -------------     -------------     -------------
Net loss                                      $ (7,092,281)     $ (2,557,737)     $ (1,231,395)     $ (1,150,703)       $ (529,566)
                                           ===============     =============     =============     =============     =============
Weighted average shares outstanding             14,220,843        45,465,445        16,252,133        56,527,850        16,668,622
                                           ---------------     -------------     -------------     -------------     -------------
Loss per share                                     $ (0.50)          $ (0.06)          $ (0.08)          $ (0.02)          $ (0.03)
                                           ---------------     -------------     -------------     -------------     -------------




The accompanying notes are an integral part of the interim financial statements



                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
           From Inception (October 6, 1998) Through June 30, 2003, and
           For The Six Months Ended June 30, 2003 and 2002 (Unaudited)


                                 From inception
                                                          (October 6, 1998)             Six Months Ended
                                                                   through     ---------------------------------
                                                             June 30, 2003     June 30, 2003       June 30, 2002
                                                           ---------------     -------------       -------------

Operating Activities
Net Loss                                                      $ (7,092,281)     $ (2,557,737)       $ (1,231,395)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                               412,760               222                 125
Accrued Salaries                                                   800,000                 -                   -
Value of services contributed by employees                          40,125                 -                   -
Services Contributed by Employees and Consultants                  744,200           177,000             409,670
Common Stock Issued for Services                                 3,055,862           791,087                   -
Compensation Cost for Non-Employee Options                       1,587,750         1,008,750                   -
Adjustment of LANL Development                                    (130,500)                -                   -
Gain on early extinguishment of debt                               (88,591)                -             (88,591)
Change in Working Capital Accounts:
Prepaid expenses                                                  (938,876)          (77,441)            (77,312)
Related party receivables                                                -                 -             (14,514)
Deposit- LANL Development Agreement                               (106,710)                -                   -
Deposit- Stratos                                                   (25,000)          (25,000)                  -
Accounts payable                                                    11,423           (11,255)             (2,954)
Interest payable                                                   150,074             1,935              13,468
Accrued salaries                                                         -                 -             100,000
Payable to Tequesta Capital                                              -                 -             240,300
Rent and other expenses payable to related parties                  15,514             6,767             (13,273)
                                                           ---------------     -------------       -------------
Net cash used in operating activities                           (1,564,250)         (685,672)           (664,476)
                                                           ---------------     -------------       -------------

Financing Activities
Sale of Preferred Stock to Third Parties                            50,000            50,000                   -
Sale of Common Stock for Cash to Third Parties                   1,964,337           969,353             225,000
Common stock subscribed                                            (75,000)          (75,000)                  -
Payment of common stock subscribed                                  50,000                 -                   -
Loans from Related Parties                                         403,858                10                   -
Repayment of Loans from Related Parties                            (73,233)                -             (10,556)
Repayment of Shareholder Loans                                    (150,500)                -                   -
                                                           ---------------     -------------       -------------
Net cash provided by financing activities                        2,169,462           944,363             214,444
                                                           ---------------     -------------       -------------
Investing Activities
Purchase of Licensed Technology                                     (7,000)                -                   -
Purchase of  Sponsored Research                                   (279,500)                -                   -
                                                           ---------------     -------------       -------------
Net cash used in investing opportunities                          (286,500)                -                   -
                                                           ---------------     -------------       -------------
Change in Cash                                                     318,712           258,691            (450,032)

Cash at Beginning of Period                                              -            60,021               5,278
                                                           ---------------     -------------       -------------
Cash at End of Period                                            $ 318,712         $ 318,712          $ (444,754)
                                                           ===============     =============       =============
Supplemental Disclosure of Cashflow Information
Cash Paid for Interest                                           $   1,582               $ -             $ 1,582
                                                           ---------------     -------------       -------------
Non-cash investing and financing activities
Common stock issued as payment of loans to related parties       $ 206,925         $ 204,900          $    2,025
Gain recognized upon settlement of note payable                     88,591                 -                   -
                                                           ---------------     -------------       -------------



 The accompanying notes are an integral part of the interim financial statements

                                  Centrex, Inc.
                          (A Development Stage Company

                          Notes To Financial Statements
            From Inception (October 6,1998) Through June 30, 2003 and
           For The Six Months Ended June 30, 2003 and 2002 (Unaudited)


Note 1--Organization and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

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

Compensation of Officers and Employees
Prior to April 1, 2001, the Company's officer, employees and certain consultants served without pay or other non-equity compensation. The fair value of these services was estimated by management and recorded as an expense with an offsetting entry to paid in capital. As a result, from inception to April 1, 2001, the Company recorded $375,125 for these services. Effective April 1, 2001, the Company began accruing compensation pursuant to employment agreements. On December 31, 2002, the Company's officer and employees agreed to and executed documents releasing the Company from its $800,000 accumulated salary obligation up to that date under their existing employment agreements. On March 24, 2003, certain employment agreements ended (except for the indemnification provisions) and consulting agreements that expire December 31, 2003, were entered into by the Company and the former employees.

Stock-based Compensation
The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FASB Statement No. 123)." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the related Emerging Issues Task Force ("EITF") Consensuses.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company as the Company has not issued any financial instruments falling within the scope of SFAS No. 150.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has no sources of revenue to fund the development of its planned product and to pay operating expenses, resulting in a cumulative net loss of $7,092,281 for the period from inception (October 6, 1998) to June 30, 2003, and a net loss of $2,557,737 and $1,231,395 for the six months ended June 30, 2003 and 2002, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Agreement with HD Brous & Co., Inc.
On February 6, 2003, the Company engaged HD Brous & Co., Inc. ("Brous"), a NYSE member, as the company's managing underwriter to raise up to $20 million on a "best efforts" basis. The Company agreed to pay Brous a 10% commission and a 3% non-accountable expense allowance (of which the Company has paid $5,000) at the closing of any financing. Upon the closing of an offering, the Company has agreed to grant to Brous a five year option (with a cashless exercise provision) to purchase up to 20% of the number of shares sold in the offering at an exercise price per share equal to 100% of the offering price. On June 30, 2003, the Company issued a letter to Brous indicating that the Company was canceling the existing letter of intent due to the Company's need for significant cash requirements and the fact that it's relationship with Brous had not produced any funding for the Company. The Company has received no further communication from Brous.

Agreement with Jack Luchese
The Company and Mr. Jack Luchese have entered into an amended employment agreement effective March 24, 2003, whereby Mr. Luchese has agreed to become Chief Executive Officer of the Company on or before January 1, 2004, subject to certain funding conditions However, the arrangements are being placed on hold pending renegotiation of the agreement. During the renegotiation process, Mr. Luchese is not serving the Company on a formal basis.

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

Agreement with Micronics
On May 13, 2003, the Company entered into an agreement with Micronics, Inc. ("Micronics"). Micronics provides custom designed lab cards and integrated systems on behalf of clients using intellectual property that is proprietary to Micronics. Pursuant to the agreement, Micronics has devised a comprehensive project outline that targets delivery of reproducible working prototype lab cards to be used in conjunction with the ongoing development at LANL of the Company's licensed technology that enables rapid detection of harmful pathogens, including potential biothreat agents. At June 30, 2003, the Company had paid $15,000 to Micronics to begin the first phase of this agreement. Additional fees will be expensed as they are incurred.

Agreement with Stratos
On May 23, 2003, the Company entered into an agreement Stratos Product Development, LLC ("Stratos"), a Washington Company, specializing in design and engineering services. Pursuant to this agreement, Stratos will work concurrently with Los Alamos to evaluate the current research effort, review the evaluation findings from a productization perspective, and present recommendations. Additionally, they will provide the foundation for establishment of a target market and established product requirements. At June 30, 2003, the Company had paid $25,000 to Stratos which will be applied against future invoices. Additional fees will be expensed as they are incurred.

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

On January 15, 2003, the Company amended its consulting agreement with Andreas Cyppek to issue an additional 1,400,000 shares. The additional shares were valued at $0.07 per share which was the closing price of the Company's common stock on the date of the original agreement. The Company recorded $98,000 related to this stock issuance as prepaid expense that will be amortized over the remaining life of the original agreement.

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

On March 31, 2003, the Company issued 50,000 options pursuant to the exercise of non-employee stock options. The Company received $2,500 in cash.

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

During April 2003, the Company issued 5,523,000 shares of its common stock pursuant to the exercise of outstanding options and warrants. The Company received $126,450 in cash.

On April 15, 2003, the Company issued 500,000 shares of its common stock pursuant to a written consulting agreement. The shares were valued at $0.054 per share, which was the closing price of the Company's common stock on the date of the transaction. The Company recorded $27,000 in connection with the transaction.

On April 15, 2003, the Company issued a total of 4,500,000 shares of its common stock pursuant to written consulting agreements. The shares were valued at $0.027 per share, which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued. The Company recorded $121,500 connection with the transaction. On June 24, 2003, these consulting agreements were cancelled along with the related 4,500,000 shares of common stock.

On April 30, 2003, the Company issued a total of 5,000,000 shares were issued to a consultant pursuant to a written consulting agreement. The shares were valued at $0.045 per share, which was the closing price per share on the date of the transaction less 50% for the restrictive nature of the stock. The Company recorded $225,000 in connection with the transaction.

During April 2003, the Company initiated a private placement offering under Regulation D, Rule 506. The private offering included the sale of up to 19,533,334 Units, each Unit consisting of one share of common stock at $0.045 per share and one warrant to purchase one additional shares of common stock at $0.08 per share on or before December 31, 2006 for every dollar invested in the Company. During the second quarter of 2003, the Company sold 14,674,440 Units and received $660,350 in cash. The Company paid $80,763 in commissions related to these sales.

On May 1, 2003, the Company issued 500,000 shares of its common stock to a foreign consultant pursuant to a written consulting agreement. The shares were valued at $0.084 which was the closing price of the stock on the date of the agreement. The Company recorded $42,000 related to this transaction.

Note 6--Stock Options and Warrants Outstanding

The following table summarizes stock options and warrants as of June 30, 2003





                                     Employee Stock      Non-Employee                                         Average
                                            Options     Stock Options       Warrants          Total    Exercise Price
--------------------------------- ------------------ ----------------- -------------- -------------- -----------------

Balance at 12/31/02                               0         2,462,500      2,835,500      5,298,000             $0.40
Granted                                   9,500,000        17,500,000             --     27,000,000             $0.03
Exercised                               (4,500,000)       (4,612,500)    (2,135,500)   (11,248,000)             $0.03
Forfeited                                         0       (1,000,000)             --    (1,000,000)             $0.50
                                  ------------------ ----------------- -------------- --------------
Balance at 6/30/03                        5,000,000        14,350,000        700,000     20,050,000             $0.06
                                  ------------------ ----------------- -------------- --------------


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

Non-Employee Stock Options
         On January 29, 2003, the Company granted 500,000 options to its legal counsel. The options were exercisable at $0.001 per share on or before January 29, 2013. The Company recorded compensation cost of $87,500 in connection with the option grant. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumption: exercise price of $0.001 per share; stock price of $0.175 per share (the closing price of the Company's common stock on the grant date); risk free interest rate of 4.0%; expected dividend yield of 0.0%; expected life of 10 years; and estimated volatility of 190%. On January 29, 2003, the options were exercised and the Company issued 500,000 shares of its common stock.

         On March 24, 2003, the Company entered into agreements with three former employees to continue to serve the Company as consultants until December 31, 2003. Pursuant to these agreements, the Company granted options to purchase up to 11,000,000 shares of the Company's common stock $0.05 per share on or before March 24, 2013. The options are subject to certain restrictions. The exercise price was equal to the closing market price of the Company's common stock on the date of grant. The value of the options was $594,000. This value was calculated using the Black-Scholes option pricing model with the following assumption: exercise price of $0.05 per share; stock price of $0.054 per share (the closing price of the Company's common stock on the grant date); risk free interest rate of 4.0%; expected dividend yield of 0.0%; expected life of 10 years; and estimated volatility of 195%. The Company recorded the option value as prepaid expense that will be amortized over the life of the consulting agreements which is one year. At June 30, 2003 the Company had amortized $314,852 related to these options.

         On March 24, 2003 the Company granted options to purchase up to 6,000,000 shares of common stock at $0.001 per share on or before December 30, 2003 to the Company's legal counsel. The Company recorded compensation cost of $324,000 pursuant to the option grant. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumption: exercise price of $0.001 per share; stock price of $0.54 per share (the closing price of the Company's common stock on the grant date); risk free interest rate of 4.0%; expected dividend yield of 0.0%; expected life of 10 years; and estimated volatility of 195%. On April 8, 2003, the Company legal counsel exercised 3,000,000 options. The Company received $300 and recorded $2,700 in legal expenses as a result of the transaction.

Exercise Price Reduction
         On March 24, 2003, the Company agreed to reduce the exercise price of certain outstanding warrants representing 2,785,500 shares of the Company's common stock and certain outstanding non-employee options representing 1,037,500 shares of the Company's common stock to $0.05 per share, which was the closing price of the Company's common stock on that date, if the holder of the warrant exercised the warrants on or before April 28, 2003. As a result of the price adjustment, the Company, in the future will be required to account for any unexercised warrants or options under variable accounting for options guidelines. These guidelines require the Company to recognize compensation cost each quarter based on the difference between the new exercise price and the market price on the last day of each quarter. As of June 30, 2003, the Company had recognized $3,250 in additional compensation cost related to the price adjustment.

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

As of June 30, 2003, the Company owed $21,393 in principal and $13,289 in accrued interest to Quasar Irrevocable Trust. The note is presently in default and accrues interest at 16% per year. On June 21, 2002, a motion for summary judgment was granted to Quasar Irrevocable Trust for $20,833 in principal, $10,725 in interest, and $2,099 in attorney's fees related to their petition filed November 19, 2001, demanding payment for outstanding loans due from Centrex. On September 16, 2002, Quasar Irrevocable Trust presented an order of garnishment and was paid $490 toward its summary judgment.

During the first quarter of 2003, the Company issued common stock pursuant to the exercise of employee stock options. See Note 6 "Stock Options and Warrants".


Note 8--Litigation

On January 25, 2002, Centrex, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiff, committed a breach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. The defendant is seeking actual exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend against the claims.

The Company is a third-party defendant in a lawsuit filed by Frederick Slicker, the Company's former corporate counsel, against the Company's former transfer agent, Nevada Agency & Trust. The lawsuit alleges that Nevada Agency took various actions against Slicker that resulted in damages to him. Nevada Agency alleges that its actions are covered by an indemnification provision in its transfer agent agreement with the Company and thus the Company is responsible for Nevada's attorney's fees and any potential damages that may be due to Slicker. This lawsuit was settled during April 2003.

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

 (i)  Cash Requirements

     As of June 30, 2003, management estimated that the Company's cash resources were not enough to meet the Company's estimated funding requirements for the remainder of the year. The Company must complete additional financing initiatives in 2003 to generate the liquidity necessary to continue its operations. The Company presently has a "best efforts" investment banking agreement with H.D. Brous & Company, however, no funds have been raised to date pursuant to that agreement. Due to the current economic conditions, the Company may not be able to secure additional financing on terms it deems acceptable. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company's may be required to limit or cease its research and development activities or other operations, or otherwise modify its business strategy. Because of these uncertainties, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

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

(iii) Expected Purchased or Sale of Plant and Significant Equipment

         None.

(iv) Expected Significant changes in number of employees

         The Company and Mr. Jack Luchese have entered into an amended employment agreement effective March 24, 2003, whereby Mr. Luchese has agreed to become Chief Executive Officer of the Company on or before January 1, 2004, subject to certain funding conditions. However, the arrangements are being placed on hold pending renegotiation of the agreement. During the renegotiation process, Mr. Luchese is not serving the Company on a formal basis.

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

RISKS RELATED TO OUR BUSINESS

Because We Have No Products for Sale, We Do Not Generate Revenue; Therefore, Our Auditors Doubt Our Ability To Continue As A Going Concern
         Because the Company's planned product is in the development stage, the Company has no revenue, earnings or cash flow to be self-sustaining. The Company does not anticipate product sales until such time as the technology is commercialized, which could take several years. The Company's independent accountants have stated in their opinion to the audited financial statements for the period ended December 31, 2002 that "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." Our failure to obtain the funding necessary to commercialize our planned product will have a material adverse effect on our business, financial condition, and on the price of our common stock.

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

We Have No Experience in Product Manufacturing. We May Not Be Able To Manufacture Our Planned Product In Sufficient Quantities At An Acceptable Cost, Or At All, Which Could Harm Our Future Prospects.
         We remain in the research and development phase of product commercialization. Accordingly, if our planned product becomes available for commercial sale, we will need to establish the capability to manufacture it. We have no experience in establishing, supervising or conducting commercial manufacturing. If we fail to adequately establish, supervise and conduct all aspects of the manufacturing process, we may not be able to commercialize our product. We do not presently own any manufacturing facilities. We may not be able to manufacture our planned product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

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

We Have No Experience in Product Marketing, Sales or Distribution. We May Not Be Able To Market And Distribute Our Planned Product, Which Could Harm Our Future Prospects.
         We have no experience in marketing or distributing our planned product. We have not yet established marketing, sales or distribution capabilities for our planned product. Until such time as our product is further along in its development, we do not plan to devote any meaningful time or resources to establishing such capabilities. At the appropriate time, we intend to enter into agreements with third parties to market, sell and distribute our product. However, we may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.

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

The Loss Of Our Key Personnel Could Harm Our Business.
         The loss of the services of the Company's CEO and other employees could have a material adverse effect on our operations, as hiring replacements would most likely involve the payment of salaries, for which we do not currently have the financial resources. Our inability to hire suitable replacements could have a material adverse effect on our ability to continue operating.

Because Our Current CEO Does Not Work For Us Full-Time, Our Business Could Take Longer To Develop.
     The Company's current CEO, Dr. Thomas Coughlin, and administrative personnel do not work for us on a full-time basis. As a result, our business could take longer to develop. Dr. Coughlin expects to devote about 20 hours per week to our business activities.

We Are In Litigation With Our Former Counsel. The Cost Of This Litigation, Including The Diversion Of Management's Time, Could Have A Material Adverse Effect On Our Business.
         The Company is a plaintiff in a lawsuit filed in the district court of Tulsa County on January 24, 2002 against Frederick Slicker, the Company's former corporate counsel. Slicker then filed a countersuit against the Company and others that have indemnification agreements with the Company. See "LEGAL PROCEEDINGS". The cost of this litigation, including the diversion of management time and resources, as well as any adverse trial or jury verdicts could result in a material loss to the Company. The costs and other effects of this litigation, including claims, settlements, judgments, and changes in those matters, could have a material adverse effect on the Company's business, financial condition and operating results. At this time, the Company is unable to predict the outcome of the present litigation and cannot reasonably estimate a range of possible loss given the current status of the cases.

RISKS RELATED TO OUR INDUSTRY

The Market for Our Planned Product is Competitive and Changing Rapidly. New Products May Be Developed By Others Which Could Impair Our Ability To Develop, Grow Or Maintain Our Business and Be Competitive.
         Our industry is subject to rapid and substantial technological change. Developments by others may render our technology and planned product noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Competition from other biotechnology companies, universities, government research organizations and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities could represent significant competition for us. Acquisitions of, or investments in, competing biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

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

Our Planned Product, If Successfully Commercialized, Could Be Exposed To Significant Product Liability Claims Which Could Be Time Consuming And Costly To Defend, Divert Management Attention and Adversely Impact Our Ability To Obtain and Maintain Insurance Coverage, Which Could Jeopardize Our License.
         The testing, manufacture, marketing and sale of our planned product will involve an inherent risk that product liability claims will be asserted against us. We currently have a general liability policy with an annual aggregate limit of $2 million with a $1 million limit per occurrence. We currently do not have insurance which relates to product liability, but intend to seek and obtain insurance to cover product liability before sales of our planned product commence. Even if we obtain such insurance, it may prove inadequate to cover claims and/or litigation costs. The costs and availability of such insurance are unknown. Product liability claims or other claims related to our planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product. Failure to obtain or maintain a minimum of $1 million of product liability insurance immediately prior to the first sale of our planned product or at any time thereafter will be considered a material breach of our license agreement with the University of California which could lead to termination of the license. A product liability claim could also significantly harm our reputation and delay market acceptance of our planned product.

RISKS RELATED TO PURCHASING OUR COMMON STOCK

Our Stock Price Is Volatile And Your Investment In Our Securities Could Decline In Value, Resulting In Substantial Losses To You
         The market price of our common stock, which is quoted over the counter, has been, and may continue to be, highly volatile. Our common stock has been trading only since December 23, 2001 and has experienced extreme fluctuations in price. The high and low range of closing prices of our common stock since December 23, 2001 has been $1.75 per share to $0.038 per share. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotech industry may have a significant impact on the market price of our common stock. In general, biotechnology stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with biotechnology companies. Market conditions and conditions of the biotechnology sector could also negatively impact the price of our common stock.

Your Ownership Interest May Be Diluted And The Value Of The Shares Of Our Common Stock May Decline By The Exercise Of Stock Options And Warrants We Have Granted Or May Grant In The Future.
         As of July 31, 2003 we had outstanding options to purchase up to 14,350,000 shares of common stock at exercise prices ranging from $0.001 to $0.05 per share and outstanding warrants to purchase up to 700,000 shares of common stock at exercise prices of $0.05 per share. To the extent outstanding warrants and options to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

The Preferred Stock Owned By Jack Luchese Is Convertible Into Common Stock Representing 15% Of The Company's Issued And Outstanding Shares of Common Stock At The Date Of Conversion. If Mr. Luchese Converts His Preferred Stock Into Common Stock, His Ownership May Allow Him To Exercise Substantial Influence Over Our Business And The Election Of Directors.
         Jack Luchese, who presently a consultant to the Company and intends to become CEO of the Company if the Company can satisfy the funding condition of his agreement, recently purchased 100,000 shares of our preferred stock. The preferred stock is convertible into shares of common stock representing 15% of the Company's issued and outstanding shares of common stock at the date of conversion. If Mr. Luchese converts his preferred stock into common stock, his ownership may allow him to exercise substantial influence over our business and the election of directors. If the Company has not raised at least $2,000,000 on or before January 1, 2004, the Company may repurchase 50,000 shares of Mr. Luchese's preferred stock at a purchase price of $25,000. Mr. Luchese will then own preferred stock convertible into shares of common stock representing 7.5% of the Company's issued and outstanding shares of common stock at the date of conversion. If Mr. Luchese converts his preferred stock into common stock after the Company's repurchase, his ownership may allow him to exercise substantial influence over our business and the election of directors.

We Do Not Expect To Pay Dividends
         We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, the officer has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.


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

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits.

31.1 Certification of Chief Executive Officer (and Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Thomas R. Coughlin, Jr. Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 19, 2003