Form 10QSB
period 2003-09-30
CENTREX INC
filed 2003-11-14
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 For the
                    quarterly period ended September 30, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   EXCHANGE ACT For the Transition Period from
                       _____________ to _________________

                         Commission file number: 0-26915

                                  CENTREX, INC.
        (Exact name of small business issuer as specified in its charter)

           OKLAHOMA                                            73-1554121
(State or other jurisdiction of                          (IRS Employer I.D. No.)
 incorporation or organization)


                            9202 South Toledo Avenue
                              Tulsa, Oklahoma 74137
                    (Address of principal executive officers)

                                 (918) 494-2880
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 94,556,794 shares of Common Stock, $0.001 par value, outstanding as of October 31, 2003.



Part I.  Financial Information

     Item 1.  Financial Information...............................................................       4-15

     Item2.   Plan of Operation...................................................................       16

     Item 3.  Controls and Procedures.............................................................       23

Part II. Other Information

     Item 1.  Legal Proceedings...................................................................       23
     Item 2.  Changes in Securities and Use of Proceeds...........................................       23
     Item 3.  Defaults upon Senior Securities.....................................................       23
     Item 4.  Submission of Matters to a Vote of Security Holders.................................       23
     Item 5.  Other Information...................................................................       23
     Item 6.  Exhibits and Reports on Form 8-K....................................................       24

Signatures .......................................................................................       25





                          PART 1--FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at September 30, 2003 (Unaudited).....................................................     4

Statements of Operations For The Period From Inception (October 6, 1998) To September 30, 2003 And For
The Nine Months Ended September 30, 2003 and 2002, And For The Three Months Ended September 30, 2003
and 2002 (Unaudited)................................................................................     5

Statements of Cash Flows For The Period From Inception (October 6, 1998) to September 30, 2003 And For
The Nine Months Ended September 30, 2003 and 2002 (Unaudited).......................................     6

Notes to the Financial Statements (Unaudited).......................................................     7


                                 Centrex, Inc.
                         (A Development Stage Company)

                                  Balance Sheet
                         September 30, 2003 (Unaudited)


                                     ASSETS



Current Assets
Cash                                                                $ 35,769
Prepaid Consulting Fees                                              586,611
Prepaid Legal Fees                                                    38,970
Total Current Assets                                                 661,350

Other Assets
Licensed Technology, net                                               5,216
Other Assets                                                         107,112
Total Other Assets                                                   112,328

TOTAL ASSETS                                                       $ 773,678

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                   $ 263,886
Rent and Other Payables                                                2,921
Notes Payable to Related Parties                                      21,393
Accrued Interest on Notes Payable to Related Parties                  14,152
Total Current Liabilities                                            302,352

Shareholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
100,000 shares issued or outstanding                                     100
Common Stock, $0.001 par value, 250,000,000 shares authorized,
94,556,794 shares issued and outstanding                              94,557
Common Stock subscribed                                              (90,000)
Paid in Capital                                                    9,152,158
Deficit accumulated during the development stage                  (8,685,489)
Total Shareholders' Equity                                           471,326

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 773,678


The accompanying notes are an integral part of the interim financial statements.



                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
        From Inception (October 6, 1998) Through September 30, 2003, and
           For The Nine Months Ended September 30, 2003 and 2002, and
       For The Three Months Ended September 30, 2003 and 2002 (Unaudited)


                                            From inception
                                          (October 6, 1998)     Nine Months Ended September 30,    Three Months Ended September 30,
                                                   through      -------------------------------    --------------------------------
                                        September 30, 2003              2003              2002              2003              2002
                                        ------------------       -----------       -----------      ------------       -----------

Stock transfer fees                                $ 2,555           $ 2,555               $ -           $ 1,845               $ -
Gain on early extinguishment of debt                88,591                 -            88,591                 -                 -
                                        ------------------       -----------       -----------      ------------       -----------

Expenses
Research and development                         1,071,401           718,430            22,103           495,010             6,250
Noncash consulting and legal expenses            3,591,145         1,587,635           238,800           570,647            86,754
Services contributed by employees                   40,125                 -                                   -                 -
Accrued Salaries                                   800,000                 -           300,000                 -           100,000
Compensation cost for options granted            1,629,719         1,050,719           750,450           279,148            25,812
Salary Expense                                     207,292           207,292                 -           123,333                 -
General and administrative                       1,279,396           586,625           358,881           126,052           152,894
                                        ------------------       -----------       -----------      ------------       -----------
   Total operating expenses                      8,619,078         4,150,701         1,670,234         1,594,190           371,710
                                        ------------------       -----------       -----------      ------------       -----------
Operating loss                                  (8,527,932)       (4,148,146)       (1,581,643)       (1,592,345)         (371,710)
                                        ------------------       -----------       -----------      ------------       -----------
Interest expense                                   157,557             2,799            34,178               863            12,726
                                        ------------------       -----------       -----------      ------------       -----------
Net loss                                      $ (8,685,489)     $ (4,150,945)     $ (1,615,821)     $ (1,593,208)       $ (384,436)
                                        ==================       ===========       ===========      ============       ===========

Weighted average shares outstanding             17,689,187        58,058,419        16,642,535        82,954,963        17,043,692
                                        ------------------       -----------       -----------      ------------       -----------
Loss per share (basic and diluted)                 $ (0.49)          $ (0.07)          $ (0.10)          $ (0.02)          $ (0.02)
                                        ------------------       -----------       -----------      ------------       -----------


The accompanying notes are an integral part of the interim financial statements.


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
        From Inception (October 6, 1998) Through September 30, 2003, and
        For The Nine Months Ended September 30, 2003 and 2002 (Unaudited)



                                                         From inception
                                                       (October 6, 1998)     Nine Months Ended September 30,
                                                                through      -------------------------------
                                                      September 30, 2003             2003               2002
                                                      ------------------     ------------       ------------

Operating Activities
Net Loss                                                   $ (8,685,489)     $ (4,150,945)      $ (1,615,821)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                            412,871               333                189
Compensation to employees and consultants                     1,674,325           267,000                  -
Common Stock Issued for Services                              3,592,362         1,327,587            238,800
Compensation Cost for Non-Employee Options                    1,587,750         1,008,750            750,450
Adjustment of LANL Development                                 (130,500)                -                  -
Gain on early extinguishment of debt                            (88,591)                -            (88,591)
Write Off of Cryptosporidium Technology                               -                 -                950
Change in Working Capital Accounts:
Prepaid expenses                                               (625,581)          235,854           (228,401)
Related party receivables                                             -                 -            (17,589)
Deposit- LANL Development Agreement                            (106,710)                -                  -
Accounts payable                                                263,886           241,208             65,129
Interest payable                                                150,937             2,798             29,172
Accrued salaries                                                      -                 -            300,000
Payable to Tequesta Capital                                           -                 -            240,300
Payable to Sterling Capital                                           -                 -            (50,000)
Rent and other expenses payable to related parties                2,921            (5,826)           (18,024)
                                                      ------------------     ------------       ------------
Net cash used in operating activities                        (1,951,819)       (1,073,241)          (393,436)
                                                      ------------------     ------------       ------------

Investing Activities
Purchase of Licensed Technology                                  (7,000)                -                  -
Purchase of  Sponsored Research                                (279,500)                -                  -
                                                      ------------------     ------------       ------------
Net cash used in investing opportunities                       (286,500)                -                  -
                                                      ------------------     ------------       ------------

Financing Activities
Sale of Preferred Stock to Third Parties                         50,000            50,000                  -
Sale of Common Stock for Cash to Third Parties                2,182,601         1,187,617            342,000
Common stock subscribed                                         (90,000)          (90,000)                 -
Payment of common stock subscribed                               50,000                 -             50,000
Less: Cost of Capital                                           (98,638)          (98,638)                 -
Loans from Related Parties                                      403,858                10             27,000
Repayment of Loans from Related Parties                         (73,233)                -            (30,686)
Repayment of Shareholder Loans                                 (150,500)                -                  -
                                                      ------------------     ------------       ------------
Net cash provided by financing activities                     2,274,088         1,048,989            388,314
                                                      ------------------     ------------       ------------
Change in Cash                                                   35,769           (24,252)            (5,122)

Cash at Beginning of Period                                           -            60,021              5,278
                                                      ------------------     ------------       ------------
Cash at End of Period                                          $ 35,769          $ 35,769              $ 156
                                                      ==================     ============       ============

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest                                          $ 1,582               $ -            $ 1,582
                                                      ------------------     ------------       ------------

Non-cash investing and financing activities
Common stock issued as payment of loans to related parties    $ 206,925         $ 204,900            $ 2,025
Gain recognized upon settlement of note payable                  88,591                 -                  -
                                                      ------------------     ------------       ------------


The accompanying notes are an integral part of the interim financial statements.

                                  Centrex, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements
         From Inception (October 6, 1998) Through September 30, 2003 and
        For The Nine Months Ended September 30, 2003 and 2002 (Unaudited)


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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company as the Company has not issued any financial instruments falling within the scope of SFAS No. 150.

Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has no sources of revenue to fund the development of its planned product and to pay operating expenses, resulting in a cumulative net loss of $8,685,489 for the period from inception (October 6, 1998) to September 30, 2003, and a net loss of $4,150,945 and $1,615,821 for the nine months ended September 30, 2003 and 2002, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Payable to University of California pursuant to revised development agreement The revised development agreement with the University of California dated November 13, 2002 obligates the Company to pay $640,226, of which $142,280 was paid upon execution of the agreement. The balance is payable in monthly installments of $35,570 which are to be paid through January 2004. According to the terms of the Modified License, the University of California may have the right to terminate the license if the Company is unable to pay the monthly development fees pursuant to the revised development agreement. The revised development agreement eliminated $130,500 owed pursuant to a previous development agreement. This amount has been credited to research and development expense in the statement of operations. As of September 30, 2003, the Company is not current in its payments to the University.

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

Agreement with Micronics
On May 13, 2003, the Company entered into an agreement with Micronics, Inc. ("Micronics"). Micronics provides custom designed lab cards and integrated systems on behalf of clients using intellectual property that is proprietary to Micronics. Pursuant to the agreement, Micronics has devised a comprehensive project outline that targets delivery of reproducible working prototype lab cards to be used in conjunction with the ongoing development at LANL of the Company's licensed technology that enables rapid detection of harmful pathogens, including potential biothreat agents. At September 30, 2003, the Company had paid $75,000 to Micronics to begin the first phase of this agreement and owed an additional $171,500 for services rendered. Additional fees will be expensed as they are incurred.

Agreement with Stratos
On May 23, 2003, the Company entered into an agreement with Stratos Product Development, LLC ("Stratos"), a Washington Company, specializing in design and engineering services. Pursuant to this agreement, Stratos will work concurrently with Los Alamos to evaluate the current research effort, review the evaluation findings from a productization perspective, and present recommendations. Additionally, they will provide the foundation for establishment of a target market and established product requirements. At September 30, 2003, the Company had paid $150,000 to Stratos and owed an additional $42,370 for services rendered. Additional fees will be expensed as they are incurred.

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

On January 15, 2003, the Company amended its consulting agreement with Andreas Cyppek to issue an additional 1,400,000 shares. The additional shares were valued at $0.07 per share which was 50% of the closing price of the Company's common stock on the date of the original agreement. The Company recorded $98,000 related to this stock issuance as prepaid expense that will be amortized over the remaining life of the original agreement.

On January 15, 2003, the Company issued 300,000 shares to a consultant for work relating to the financial accounting of the Company. The shares were valued at $0.07 per share which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued. The Company recognized $21,000 in consulting expense related to this transaction.

On January 15, 2003, the Company issued 31,250 shares of its common stock to Alpha Web Design pursuant to a consulting agreement whereby Alpha Web Design will provide services for one year relating to the Company's web site maintenance. The shares were valued at $0.07 which was which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued. The Company recognized $2,188 in consulting fees related to this stock issuance.

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

On April 30, 2003, the Company issued a total of 5,000,000 shares to a consultant pursuant to a written consulting agreement. The shares were valued at $0.045 per share, which was the closing price per share on the date of the transaction less 50% for the restrictive nature of the stock. The Company recorded $225,000 in connection with the transaction.

During April 2003, the Company initiated a private placement offering under Regulation D, Rule 506. The private offering included the sale of up to 19,533,334 Units, each Unit consisting of one share of common stock at $0.045 per share and one warrant to purchase one additional shares of common stock at $0.08 per share on or before December 31, 2006 for every dollar invested in the
Company:

o During the second quarter of 2003, the Company sold 14,674,440 Units and received $660,350 in cash. The Company paid $80,763 in commissions and fees related to these sales.
o During the third quarter of 2003, the Company sold 3,055,554 Units and received $137,500 in cash. The Company paid $17,875 in commissions and fees related to these sales.

On May 1, 2003, the Company issued 500,000 shares of its common stock to a foreign consultant pursuant to a written consulting agreement. The shares were valued at $0.084 which was the closing price of the stock on the date of the agreement. The Company recorded $42,000 related to this transaction.

On July 15, 2003, the Company issued 900,000 shares of its common stock to its legal counsel for legal services. The shares were restricted and were valued at $0.035 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The total value of the shares was $31,500.

On July 15, 2003, the Company issued 4,350,000 shares of its common stock to four consultants for administrative and financial preparation services in accordance with their amended consulting agreements. The shares were restricted and were valued at $.035 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The total value of the shares issued was $152,250. This amount is being amortized over the life of the consulting agreements which is six months.

On July 15, 2003, the Company issued 1,250,000 shares of its common stock to one consultant for services relating to the design and maintenance of the Company's website and in accordance with an amended consulting agreement. The shares were restricted and were valued at $.035 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The total value of the shares issued was $43,750. This amount is being amortized over the life of the agreement which is six months.

On August 29, 2003, the Company issued 6,600,000 shares of its common stock to a foreign consultant pursuant to a written consulting agreement. The shares were restricted and were valued at $.03 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The total value of the shares issued was $198,000. This amount is being amortized over the life of the agreement which is six months. In addition, the consulting agreement previously entered into by the Company with this consultant and executed on May 1, 2003, was cancelled and the stock returned to the Company.

On September 1, 2003, the Company issued 2,000,000 shares of its common stock to an investor relations firm pursuant to a written agreement. The shares were restricted and were valued at $.03 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The total value of the shares was $60,000. This amount is being amortized over the life of the agreement which is two years.

On September 1, 2003, the Company issued 2,500,000 shares of its common stock to a consultant pursuant to a written agreement. The shares were restricted and were valued at $.03 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The total value of the shares issued was $75,000. This amount is being amortized over the life of the agreement which is six months.

On September 1, 2003, the Company issued 100,000 shares of its common stock to a consultant pursuant to a written agreement. The shares were restricted and were valued at $.03 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The total value of the shares was $3,000. This amount is being amortized over the life of the agreement which is six months.

On September 1, 2003, the Company issued 500,000 shares of its common stock to a consultant for fees relating to its private placement offering. The shares were restricted and were valued at $.03 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The total value of the shares issued was $15,000.

On September 18, 2003, the Company issued 2,000,000 shares of its common stock to its CEO Thomas R. Coughlin, Jr. The shares were restricted and were valued at $.045 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The total value of the shares issued was $90,000.

Note 6--Stock Options and Warrants Outstanding

The following  table  summarizes  stock options and warrants as of September 30,
2003




                                     Employee Stock      Non-Employee                                         Average
                                            Options     Stock Options       Warrants          Total    Exercise Price
--------------------------------- ------------------ ----------------- -------------- -------------- -----------------
Balance at 12/31/02                              --         2,462,500      2,835,500      5,298,000             $0.40
Granted                                   9,500,000        17,500,000        797,850     27,758,750             $0.04
Exercised                               (4,500,000)       (4,612,500)    (2,135,500)   (11,248,000)             $0.03
Forfeited                                        --       (1,000,000)             --    (1,000,000)             $0.50
                                  ------------------ ----------------- -------------- --------------
Balance at 9/30/03                        5,000,000        14,350,000      1,458,750     20,808,750             $0.06
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

         On March 24, 2003, the Company entered into agreements with three former employees to continue to serve the Company as consultants until December 31, 2003. Pursuant to these agreements, the Company granted options to purchase up to 11,000,000 shares of the Company's common stock at $0.05 per share on or before March 24, 2013. The options are subject to certain restrictions. The exercise price approximated the closing market price of the Company's common stock on the date of grant. The value of the options was $594,000. This value was calculated using the Black-Scholes option pricing model with the following assumption: exercise price of $0.05 per share; stock price of $0.054 per share (the closing price of the Company's common stock on the grant date); risk free interest rate of 4.0%; expected dividend yield of 0.0%; expected life of 10 years; and estimated volatility of 195%. The Company recorded the option value as prepaid expense that will be amortized over the life of the consulting agreements which is one year. At September 30, 2003, the value of these options was fully amortized.

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

Exercise Price Reduction
         On March 24, 2003, the Company agreed to reduce the exercise price of certain outstanding warrants representing 2,785,500 shares of the Company's common stock and certain outstanding non-employee options representing 1,037,500 shares of the Company's common stock to $0.05 per share, which was the closing price of the Company's common stock on that date, if the holder of the warrant exercised the warrants on or before April 28, 2003. As a result of the price adjustment, the Company, in the future will be required to account for any unexercised warrants or options under variable accounting for options guidelines. These guidelines require the Company to recognize compensation cost each quarter based on the difference between the new exercise price and the market price on the last day of each quarter. As of September 30, 2003, the Company had recognized $3,250 in additional compensation cost related to the price adjustment.

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

As of September 30, 2003, the Company owed $21,393 in principal and $14,152 in accrued interest to Quasar Irrevocable Trust. The note is presently in default and accrues interest at 16% per year. On June 21, 2002, a motion for summary judgment was granted to Quasar Irrevocable Trust for $20,833 in principal, $10,725 in interest, and $2,099 in attorney's fees related to their petition filed November 19, 2001, demanding payment for outstanding loans due from Centrex. On September 16, 2002, Quasar Irrevocable Trust presented an order of garnishment and was paid $490 toward its summary judgment.

During the first quarter of 2003, the Company issued common stock pursuant to the exercise of employee stock options. See Note 6 "Stock Options and Warrants Outstanding."


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

 (i)  Cash Requirements

     As of September 30, 2003, management estimated that the Company's cash resources were not enough to meet the Company's estimated funding requirements for the remainder of the year. The Company must complete additional financing initiatives in 2003 to generate the liquidity necessary to continue its operations. The Company presently has a "best efforts" investment banking agreement with H.D. Brous & Company, however, no funds have been raised to date pursuant to that agreement. Due to the current economic conditions, the Company may not be able to secure additional financing on terms it deems acceptable. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company's may be required to limit or cease its research and development activities or other operations, or otherwise modify its business strategy. Because of these uncertainties, in their last annual audit, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

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

(iii) Expected Purchase or Sale of Plant and Significant Equipment

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

RISK FACTORS

RISKS RELATED TO OUR TECHNOLOGY

If We Do Not Obtain The Necessary Funds To Pay The Monthly Obligation Pursuant To The Revised Development Agreement, Los Alamos May Not Complete The Development Of The Prototype And They May Have The Right To Terminate The License. This Could Have A Material Adverse Effect On Our Future Prospects
         The revised development agreement, whereby Los Alamos has agreed to make a prototype of our planned product, requires that the Company pay them $35,570 per month for fifteen months through January 2004. The Company presently does not have the funds necessary to fund the monthly obligation. If the Company is not successful in raising the capital necessary to fund the monthly obligation, then LANL may not complete the development of a prototype of our product and they may have the right to terminate the license, which could have a material adverse effect on the Company's future prospects. As of the date of this filing, Centrex is not current in its payments to LANL.

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

Your Ownership Interest May Be Diluted And The Value Of The Shares Of Our Common Stock May Decline By The Exercise Of Stock Options And Warrants We Have Granted Or May Grant In The Future.
         As of October 31, 2003 we had outstanding options to purchase up to 19,350,000 shares of common stock at exercise prices ranging from $0.001 to $0.05 per share and outstanding warrants to purchase up to 1,497,850 shares of common stock at exercise prices of $0.05 to $0.08 per share. To the extent outstanding warrants and options to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

The Preferred Stock Owned By Jack Luchese Is Convertible Into Common Stock Representing 15% Of The Company's Issued And Outstanding Shares of Common Stock At The Date Of Conversion. If Mr. Luchese Converts His Preferred Stock Into Common Stock, His Ownership May Allow Him To Exercise Substantial Influence Over Our Business And The Election Of Directors.
         Jack Luchese is a consultant to the Company and intends to become CEO of the Company if the Company can satisfy the funding condition of his agreement, recently purchased 100,000 shares of our preferred stock. The preferred stock is convertible into shares of common stock representing 15% of the Company's issued and outstanding shares of common stock at the date of conversion. If Mr. Luchese converts his preferred stock into common stock, his ownership may allow him to exercise substantial influence over our business and the election of directors. If the Company has not raised at least $2,000,000 on or before January 1, 2004, the Company may repurchase 50,000 shares of Mr. Luchese's preferred stock at a purchase price of $25,000. Mr. Luchese will then own preferred stock convertible into shares of common stock representing 7.5% of the Company's issued and outstanding shares of common stock at the date of conversion. If Mr. Luchese converts his preferred stock into common stock after the Company's repurchase, his ownership may allow him to exercise substantial influence over our business and the election of directors.

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

Item 2.  Changes in Securities and Use of Proceeds

         Incorporated herein by reference to Note 5 "Common Stock" and Note 6 "Stock Options and Warrants Outstanding" in the Notes to Financial Statements included in Part I of this Form 10-QSB.

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits.

32.1 Certification of Chief Executive Officer (and Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                               CENTREX, INC.




                               ---------------------------------------
                               Thomas R. Coughlin, Jr.
                               President

Date: November 14, 2003