Form 10KSB
period 2003-12-31
CENTREX INC
filed 2004-03-30
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003


                                  Centrex, Inc.
             (Exact name of registrant as specified in its charter)

          Oklahoma                  000-32021                73-1554121
  (State of incorporation)      (SEC File Number)    (I.R.S. Employer ID Number)

                            9202 South Toledo Avenue
                                 Tulsa, OK 74137
          (Address of principal executive offices, including zip code)

                                 (918) 494-2880
              (Registrant's Telephone Number, Including Area Code)

                                 (918) 492-2560
               (Registrant's Facsimile Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

Centrex had no revenue for the year ended December 31, 2003.

As of March 15, 2004, the aggregate market value of Centrex common stock held by non-affiliates was approximately $7,245,888 based on the closing sale price of $0.06 per share as reported over-the-counter on that same date.

As of March 15, 2004, there were 120,764,794 shares of Centrex common stock outstanding.

                         2003 Annual Report on Form 10-KSB

                                TABLE OF CONTENTS


Part I.
  Item 1.  Business.........................................................  3
  Item 2.  Properties....................................................... 15
  Item 3.  Legal Proceedings................................................ 15
  Item 4.  Submission of Matters to a Vote of Security Holders.............. 16

Part II.
  Item 5.  Market for Common Equity and Related Shareholder Matters ........ 17
  Item 6.  Management's Discussion and Analysis or Plan of Operation........ 17
  Item 7.  Financial Statements............................................. 18
  Item 8.  Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................  19
  Item 8A. Controls and Procedures.........................................
  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act...........  19
  Item 10. Executive Compensation..........................................  20
  Item 11. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters..................  20
  Item 12. Certain Relationships and Related Transactions..................  20
  Item 13. Exhibits and Reports on Form 8-K................................  21
  Item 14. Principal Accountant Fees and Services..........................  21

Part III.
  Item 1.  Index to Exhibits...............................................  23
  Item 2.  Description of Exhibits.........................................  23

Signatures

                           FORWARD-LOOKING STATEMENTS

The following discussion of our business, and other parts of this report, contain forward-looking statements that are based upon current expectations. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "expect," "plan," "anticipate," "believe," "estimate," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors; including, our ability to obtain financing when needed. A discussion of these risks and uncertainties can be found under the heading "RISK FACTORS" and elsewhere in this report. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.


                                     PART I.

ITEM 1.  BUSINESS

OVERVIEW

         Centrex is developing and seeking to commercialize a system to rapidly detect harmful pathogens. Single Molecule Nucleic Acid Detection ("SMD"), the technology upon which the system is based, was invented by scientists at Los Alamos National Laboratory ("Los Alamos"). The technology can rapidly detect bacteria or viruses by matching the RNA or DNA of the organism. Centrex owns the exclusive worldwide license to SMD.

         We are developing an automated fully-integrated system, based on the SMD technology, which will enable rapid detection of harmful pathogens in air. Our planned product is designed to be an easy-to-use system that automatically collects the samples, prepares the DNA, performs the analysis rapidly (using disposable microfluidics cartridges and miniaturized laser components), and communicates results directly to the end-user, via specially integrated software.

         Our planned product is being built pursuant to a revised development agreement with the University of California (the "University"), which owns the SMD technology, and Los Alamos, where the University conducts its research. We have hired Stratos Product Development, LLC ("Stratos"), a private company that specializes in design and engineering services, and Micronics, Inc. ("Micronics"), a private company that provides custom designed lab cards and integrated microfluidics systems, to develop the commercial version of our device. Stratos has provided us with a development plan that could result in a Final Product as early as July of 2005 provided we have the funds when needed. Stratos will work concurrently with Los Alamos and Micronics throughout the project. The development plan includes building the Initial Prototype, the Alpha and Beta Prototypes, the Pre-Production Prototype, and the Final Product. (See "DESCRIPTION OF BUSINESS- Intellectual Property and Other Agreements")

         Stratos has begun building the Initial Prototype that will incorporate the microfluidics lab card currently being developed by Micronics. Provided we have the necessary funds, we expect the Initial Prototype, to be completed by August, 2004. This Initial Prototype is for testing purposes only. We expect more refinements to the design of our planned product based upon the results of testing. If adequate funding is available and testing results justify moving to the next development phase, we will proceed through the Alpha, Beta and Pre-Production prototype phases of development during 2004 and 2005. We could have a Final Product ready for sale as early as July of 2005. If adequate funding is not available on acceptable terms or when needed, it could take significantly longer to develop the product and we may not be successful in developing any products based on the SMD technology.

         We estimate that we will require approximately $400,000 to complete the Initial Prototype phase and up to $10,000,000 to achieve a Final Product by July of 2005. We are presently seeking the capital necessary to fund the remaining costs of the Initial Prototype phase and to continue with the development plan through the Final Product; however, we may not be successful in raising the capital on acceptable terms, if at all.

         We are a development-stage company. We do not have any products for sale presently, and it could take a significant amount of time, if not several years, before we have any products for sale. Our business is subject to numerous risks and uncertainties, which are more fully described in "RISK FACTORS."

OUR PLANNED PRODUCT AND ITS POTENTIAL MARKETS

         Single Molecule Detection ("SMD") is an emerging field within bio-nanotechnology. The SMD technique uses the unique DNA (or RNA) fingerprint of an organism, whether bacteria or virus, to detect an organism's presence. This is accomplished by first obtaining a sample (air, water, etc.), then extracting and splitting the DNA. A primer is then introduced that is specific for the target nucleic acid being sought (DNA or RNA). If the target is present, the primer binds to the target and initiates the generation of a new strand of DNA. One of the chemical building blocks of the new strand is labeled with a fluorophore and many of these new labeled building blocks are incorporated into the new strand. A fluorophore is a chemical which emits a very specific wavelength of light when stimulated by a laser or other energy source. The sample is then subjected to laser analysis, which not only determines whether the organism is present but also in what quantities.

         We are initially developing an automated fully-integrated system, based on the SMD technology, which enables rapid detection of harmful pathogens in air. Our planned product is designed to be an easy-to-use system that automatically collects the samples, prepares the DNA or RNA, performs the analysis rapidly (using disposable microfluidics cartridges and miniaturized laser components), and communicates results directly to the end-user via specially integrated software. Our goal is to produce test results within 30 minutes after a sample is collected. Our business model includes generating revenue from selling detection devices, supplying the disposable microfluidics cards that the device requires, and eventually providing monitoring services. We are focusing our efforts on those applications where rapid DNA testing results are particularly important, including biothreat detection, food processing, and water supply markets. If our planned product is commercialized, we believe that potential customers include commercial air carriers, the United States Postal Service, Federal office buildings, commercial office buildings, military, state and local government buildings, sports arenas, and shipping terminals, food processors and water treatment systems.

         Current Detection Methods
         -------------------------
         The two most commonly used methods for detecting bacteria or viruses are microbial culture and Polymerase Chain Reaction or "PCR". With microbial culture, a sample from the environment is placed into a small laboratory dish containing a nutrient rich media. The microbial culture is allowed to grow for a specified period of time, usually between 24-48 hours. The sample is then examined and a determination is made as to whether an organism is present in the sample. Although highly accurate, the disadvantages of microbial cultures are the time required to determine the presence of an organism , the need for a laboratory and an expertise in culture preparation and analysis. Advances in molecular biology have led to the development of techniques for reading the genome and for detecting the presence of a known DNA sequence. Today, the most widely used method for DNA analysis is known as PCR. With DNA analysis, a sample from the environment is prepared by breaking down the cellular structure to extract the DNA. Once the DNA is purified, the PCR process begins. With PCR, the DNA is first "amplified" or replicated until a sufficient quantity of DNA is present. Fluorescent dyes are then used to detect whether an organism is present, based on the DNA profile, in a process known as Southern Blot Electrophoresis. Because PCR was invented as an amplification technology it has limits as a detection technology. PCR is very sensitive and is able to detect very small amounts of DNA, however PCR requires about 3-8 hours to complete, plus an additional 3 hours sample preparation time, which must usually be performed by a trained technician. In addition, because the DNA is replicated many times, any DNA contamination is also replicated, often rendering the test useless. In the case of a naturally occurring bioagent that is harmless in small concentrations (e.g. anthrax in rural setting), PCR may give false positives.

         Limitations of Current Detection Methods
         ----------------------------------------

         Highly Skilled Technicians; Special Laboratory Required-- Commonly used methods require skilled scientists and technicians in a special laboratory setting, including, in many cases, separate rooms to prevent contamination of one sample by another. Some attempts are being made to automate portions of the PCR process

         Large and Inflexible Equipment-- Most currently available equipment is large and inflexible and is typically configured to accommodate only one assay, or test, procedure. New designs are attempting to address miniaturization for PCR equipment.

         Long Time to Result-- Current sample preparation, amplification and detection technologies rely on manual or semi-automated processes that often require days to complete. Through use of optical density measurements, new PCR instruments are attempting to reduce analysis times.

         Sensitivity Constraints-- Existing technologies accept and process only very small sample volumes, forcing laboratory technicians to spend significant effort in concentrating larger samples in order to obtain the required level of sensitivity.

         Lack of Automation and Integration-- We believe that current amplification and detection systems do not fully automate and integrate sample preparation or the extraction, purification and concentration of DNA or RNA into their processes.

         The Centrex Solution
         --------------------

         We believe that DNA testing--particularly in those areas where rapid results are important, such as biothreat detection, food processing, and water supply markets-- will only achieve its full market potential upon the development of advanced instruments and integrated processes that are automated, easy to use, and produce rapid and reliable results. We believe that the SMD technology represents a significant step in achieving this market potential for the following reasons:

         No Amplification Is Necessary--Because the SMD technology is able to detect the most minute levels of DNA or RNA, down to a single molecule, no amplification of the target DNA is necessary. This is a benefit not only in terms of time, but also in terms of minimizing both expense and the likelihood of false positive/negative results that are common with conventional amplification testing methods.

         Designed for Portability and Ease of Use-- Our system is designed to be easy to use, enabling non-scientific personnel to conduct sophisticated DNA analysis. Our system is designed to be portable and to operate in a wide range of environments, such as airplanes, office buildings, factories or combat zones.

         Designed to Produce Rapid Results--Because no amplification is needed, results can be produced more rapidly than conventional testing methods.

         Modular and Flexible System Design--Our system is designed to test for multiple organisms simultaneously. Our system is designed to be modular, enabling us to build products to meet the testing needs of a variety of potential markets.

Distribution Methods

         If the SMD technology is developed into a commercially viable product, we intend to develop marketing and distribution capabilities through business alliances with companies that already have established such capabilities. We may not be successful in developing such alliances on acceptable terms or at all. If not, then we may have to develop our own marketing and distribution capabilities internally. We have no experience in product manufacturing, product marketing, sales or distribution and we may not be successful in developing such business alliances or our own sales, marketing and distribution capabilities. See "RISK FACTORS- Risks Related to Our Business."

Competitive Business Conditions

         We expect to encounter intense competition from vendors of established DNA testing platforms, particularly PCR-based testing products, such as Cephid and Applied Biosystems. Several companies provide instruments and reagents for DNA amplification or detection. Applied Biosystems, Hoffmann La Roche, BioRad and Stratagene sell systems integrating amplification and detection (sequence detection systems) to the commercial market. Idaho Technologies sells sequence detection systems to the military market. Hoffman LaRoche, Abbott, and GenProbe sell large batch sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the clinical genetic assessment market. Organon Teknika, Promega and Qiagen are competitors in the area of sample preparation, selling both sample preparation kits and robotic systems.

         In order to compete against vendors of conventional products, we will need to demonstrate the advantages of our products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our products relative to these conventional technologies and products.

         In many instances, our competitors have or will have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations. Moreover, competitors will have greater name recognition than we do, and may offer discounts as a competitive tactic. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

         We will also face competition from both established and development-stage companies that continually enter these markets. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

         We will also need to compete effectively with companies developing their own microfluidics technologies and products, such as ACLARA Biosciences, Caliper, and Nanogen. Other companies we are aware of that are involved in microfluidic research include Affymetrix, Motorola, 3M and Applied Biosystems. Microfluidic technologies have undergone and are expected to continue to undergo rapid and significant change. Rapid technological development may result in our products or technologies becoming obsolete. Products we offer could be made obsolete either by less expensive or more effective products based on similar or other technologies. Our future success will depend on our ability to establish and maintain a competitive position in these and future technologies.

         We will also compete against universities and public and private research institutions. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we need for the development of our products. Licenses to such proprietary technology may not be available to us on acceptable terms, if at all. See ("RISK FACTORS").

Intellectual Property

         Exclusive License Agreement with University of California
         ---------------------------------------------------------
         On February 25, 2002, Centrex and the University of California entered into a modified license agreement, whereby Centrex was granted exclusive rights to the SMD technology for all fields of use. We paid a modification fee of $15,000, which was recorded as an expense, and agreed to pay $10,000 within thirty (30) days of issuance of a patent. A patent has not yet issued.

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

         If a U.S. patent is not issued, then we intend to renegotiate our license agreement with the University of California. We may not be successful in renegotiating the license in the event a patent does not issue and we may not be able to successfully compete in the marketplace without a patent or renegotiated license. See "RISK FACTORS".

         Patent Applications related to single molecule detection method
         ---------------------------------------------------------------
         The single molecule detection method is owned by the University of California, and in December of 1999, they filed a U.S. patent application. The initial ruling by the U.S. Patent & Trademark Office ("USPTO") rejected the claims in the patent application, however, the University of California has filed an appeal. The Company has recently learned that LANL officials were contacted by USPTO via telephone that the patent claims will be allowed. LANL is now awaiting written confirmation and a publication date from the USPTO. There is no assurance, however, that a U.S. patent will be issued. The University of California has filed international patent applications for the single molecule detection method in Canada, Europe, and Japan. No international patents have been issued and there is no assurance that any will be issued. See "RISK FACTORS."

         Protecting our Intellectual Property
         ------------------------------------
         We generally require our employees, consultants, advisors and collaborators to execute appropriate confidentiality agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantial equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. law. We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology.

         We may have to resort to litigation to protect our rights for certain intellectual property, or to determine their scope, validity or enforceability. Enforcing or defending our rights is expensive in terms of dollars and management time and such efforts may not prove successful. There is always a risk that patents, if issued, may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish protection for the technology we license. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products

         Possible Need for Additional Licenses
         -------------------------------------
         In order to make our planned product commercially viable, we may have to incorporate certain microfluidics and/or other technologies which are owned by others. We may have to obtain a license from the holder(s) of the intellectual property right(s), which license(s) may be costly or may not be available to us on reasonable terms, if at all. We do not know at this time how many licenses, if any, we may have to obtain. If we are unable to obtain rights to use certain technologies which may be necessary to make our planned product commercially viable, our business may be adversely affected.

Other Agreements

         Payable to University of California pursuant to revised development agreement
         -------------------------------------------------------------------
         The revised development agreement with the University obligates Centrex to pay a total of $640,226, of which $391,270 has been paid to date and $248,990 balance is presently due. Although we are seeking the necessary funding, we do not have the funds necessary to pay the $248,990 presently due. We may not be successful in raising the capital on acceptable terms, if at all. The University of California may have the right to terminate the license if Centrex is unable to pay the amount due. See "RISK FACTORS."

         Agreement with Micronics
         ------------------------
         We have entered into an agreement with Micronics, Inc. ("Micronics") to develop the integrated disposable microfluidics lab card to be used in our planned product. Micronics has provided us a three-phase development plan and is presently working on Phase I, which is to develop a lab card for the initial prototype device. We have paid $75,000 to Micronics so far and estimate that another $171,500 will be required to complete the Phase I prototype card. A preliminary estimate to commence and complete Phases II and III, combined, ranges from $350,000 to $400,000 each. Our agreement does not obligate us to begin Phase II or Phase III if we are not financially able to do so or if we elect not to proceed with the project, however, once we commit to begin the next development phase, we are obligated to pay for it in full. Payments to Micronics are expensed as incurred.

         Agreement with Stratos
         ----------------------
         We have entered into an agreement with Stratos Product Development, LLC ("Stratos") to build the commercial version of our planned product. Stratos has provided us with a development plan that could produce a Final Product as early as July of 2005. The development plan includes building the initial prototype (to be completed August, 2004) the Alpha and Beta prototypes (commenced and completed during 2004), the Pre-Production prototype (commenced during 2004 and completed during 2005), and the Final Product (as early as July of 2005). Stratos will work concurrently with Los Alamos and Micronics throughout the development phases. To date, we have paid Stratos $100,000 to begin building the initial prototype and are contractually obligated to pay another $250,000 to complete the Initial Prototype phase. Of the $250,000, approximately $61,500 is presently due to Stratos. Stratos has estimated that the Alpha Prototype phase will cost approximately $900,000. No official estimates for the Beta Prototype, the Pre-Production Prototype or the Final Product phase have been completed, however, we believe, based on discussions with Stratos, that it could cost as much as $10,000,000 to reach the Final Product stage by July of 2005. Our agreement with Stratos does not obligate us to begin a new development phase if we are not financially able to do so or if we elect not to proceed with the project, however, once we commit to begin the next development phase, we are obligated to pay for it in full. Payments to Stratos are expensed as incurred.

         Employment Agreement with Dr. Coughlin
         --------------------------------------
         We have an employment agreement with Dr. Thomas Coughlin, our Chief Executive Officer, which automatically renews for successive two-year periods after May 1, 2004, wherein Dr. Coughlin is to receive an annual salary of $200,000 payable in 24 semi-monthly installments. The agreement provides for customary employee benefits, bonuses, reimbursement of expenses, and indemnification. If Dr. Coughlin resigns or is terminated, then he may be entitled to a separation payment of up to two-year's salary plus benefits and bonuses. We presently owe Dr. Coughlin $37,726 in past due salary. We do not have the funds to pay Dr. Coughlin pursuant to the employment agreement. We are seeking capital to fund the employment agreement through the end of 2004, however, we may not be successful in raising the capital on acceptable terms, if at all. We are dependent upon the services of Dr. Coughlin and the loss of his services together with our inability to find a qualified replacement could have a material adverse effect on our business. See "RISK FACTORS".

Government Regulation

         If and when our planned product is commercialized, the Company plans to sell it primarily to the biothreat market. The Company is not presently aware of any government approval that will be required before it can sell its product to the biothreat market in the United States. There is no assurance, however, that the Company's planned product is not subject to government approval either now or in the future.

         Should the Company decide in the future to develop products for clinical applications, such as blood screening or diagnostic testing, it is likely that such products would be regulated by and would require approval of the Food and Drug Administration (FDA) and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain products failures and distribution. Some of such future products, depending on their intended use, may require either premarket approval
(PMA) or 510(k) clearance from the FDA prior to marketing. The FDA approval process is lengthy and costly with no guarantee of success. The 510(k) clearance pathway usually takes from 6-12 months from submission, but can take longer. The premarket approval pathway is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission. In the future, should the Company apply for FDA approval, there is no assurance that such approval would be obtained.

Employees

         The Company has only one employee, Dr. Coughlin, its Chief Executive Officer, and is dependent upon his services. We have an employment agreement with him, however, we may not have the funds necessary to fulfill our obligations to him. See "Intellectual Property and Other Agreements," above. The loss of Dr. Coughlin's services could have an adverse effect on our future prospects. We also rely on third parties for research and development activities, legal, financial reporting, accounting and administrative activities. From time to time these third parties may accept payment in the form of common stock or stock options in lieu of cash. To the extent that such services are paid for with common stock or stock options that are exercised and sold into the market, the market price of our common stock could decline and your ownership interest will be diluted.


                                  RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Centrex. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

BECAUSE WE HAVE NO PRODUCTS FOR SALE, WE DO NOT GENERATE REVENUE AND DO NOT HAVE OTHER RESOURCES TO FUND OPERATIONS; THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

         Because our planned product is in the development stage, we have no revenue, earnings or cash flow to be self-sustaining. We do not anticipate having a product for sale until such time as our planned product is commercialized, which could take several years. Our independent accountants have stated in their opinion to the audited financial statements for the period ended December 31, 2003 that "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." Our failure to obtain the funding necessary to commercialize our planned product will have a material adverse effect on our business, financial condition, and on the price of our common stock.

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO COMMERCIALIZE OUR TECHNOLOGY. WE MAY HAVE DIFFICULTY RAISING CAPITAL WHEN WE NEED IT, OR AT ALL. RAISING SUCH CAPITAL MAY DILUTE STOCKHOLDER VALUE

         We do not anticipate having a product for sale until our planned product is commercialized, which could take several more years. We must complete additional financing initiatives during 2004 to generate the funds necessary to continue our operations. Our present financial commitments through the end of 2004 include $248,996 to the University of California pursuant to the revised development agreement, approximately $1,100,000 to complete the Initial Prototype phase of development for our planned product , an estimated $200,000 pursuant to Dr. Coughlin's employment agreement, and an estimated $250,000 for legal and administrative expenses. We presently do not have the funds to fulfill these obligations, and we will have to raise additional capital during 2004 to fund these obligations. Any significant delay in funding the development of our planned product could harm our future prospects. We estimate that during 2005, approximately $10,000,000 will be required to advance product development through the Final Product phase. Due to current economic conditions, we may not be able to secure additional financing at all, or on terms we deem acceptable. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to limit or cease our activities, or otherwise modify our business strategy, which could materially harm our future business prospects.

IF WE DO NOT OBTAIN THE NECESSARY FUNDS TO PAY THE MONTHLY OBLIGATION PURSUANT TO THE REVISED DEVELOPMENT AGREEMENT, LOS ALAMOS MAY HAVE THE RIGHT TO TERMINATE THE LICENSE. THIS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE PROSPECTS.

         We presently do not have the funds necessary to pay the $248,996 presently due pursuant to the revised development agreement with the University. If we are not successful in raising the capital necessary to fund the remaining monthly obligation, then Los Alamos may have the right to terminate the license, which would have a material adverse effect on our future prospects.

RISKS RELATED TO OUR TECHNOLOGY

THERE IS NO GUARANTEE THAT THE SINGLE MOLECULE DETECTION TECHNOLOGY WILL WORK OR BE COMMERCIALLY VIABLE.

         Our planned product requires further research, development, testing, demonstration of commercial scale manufacturing, and possibly regulatory approval before we can determine its commercial viability. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the potential product may be ineffective, or unsafe, or difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, the research, development, testing, and/or regulatory approval process (if required) will be completed. Our product development efforts may be unsuccessful. The failure of our research and development activities to result in a commercially viable product would materially adversely affect our future prospects.

IF A U.S. PATENT FOR THE SINGLE MOLECULE DETECTION TECHNOLOGY IS NOT ISSUED, COMPETITORS WILL BE ABLE TO COPY AND SELL PRODUCTS SIMILAR TO OURS WITHOUT PAYING A ROYALTY. THIS COULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR ABILITY TO COMPETE.

         The single molecule detection method is owned by the University of California. On December 3, 1999 they filed a U.S. patent application covering the technology. The U.S. Patent & Trademark Office ("USPTO") initially rejected the claims in the patent application and the University of California filed an appeal. Although we have recently learned that LANL officials were contacted by USPTO via telephone that the patent claims will be allowed and that LANL is now awaiting written confirmation and a publication date from the USPTO, there is no assurance that a patent will be issued. The University of California has also filed patent applications in Canada, Europe, and Japan. No patents have been issued and there is no assurance that any will be issued. If a U.S. patent is not issued, then we have no protection for the technology for our primary geographic market. If our planned product is commercialized, the lack of U.S. or foreign patent protection could allow competitors to copy and sell products similar to ours without paying a royalty. This could negatively affect our ability to compete.

THE SINGLE MOLECULE DETECTION METHOD IS LICENSED TO US BY A THIRD PARTY. IF WE ARE UNABLE TO CONTINUE TO LICENSE THIS TECHNOLOGY, OUR FUTURE PROSPECTS COULD BE HARMED.

         We license the single molecule detection method from the University of California. To maintain our license with them, we must pay them $5,000 each year the license is in effect and pay 3.5% royalties on product sales and 50% of payments received from sublicensees. Our failure to fulfill any term of the license agreement may be grounds for the University of California to terminate the license. The technology we license from them would be difficult to replace. The loss of the technology license would result in delays in the availability of our planned products until equivalent technology, if available, is identified, licensed and integrated. This could harm our future prospects.

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

IF OUR PLANNED PRODUCT IS TO BE COMMERCIALLY VIABLE, WE MAY HAVE TO OBTAIN LICENSES FROM OTHERS IN ORDER TO USE CERTAIN TECHNOLOGY. THESE LICENSES MAY NOT BE AVAILABLE TO US ON REASONABLE TERMS, IF AT ALL. OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO OBTAIN THE NECESSARY LICENSES.

         In order to make our planned product commercially viable, we may have to incorporate certain microfluidics and/or other technologies which are owned by others. We may have to obtain a license from the holder(s) of the intellectual property right(s), which license(s) may be costly or may not be available to us on reasonable terms, if at all. We do not know at this time how many licenses, if any, we may have to obtain. If we are unable to obtain rights to use certain technologies which may be necessary to make our planned product commercially viable, our business may be adversely affected.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

         We have had annual losses since our inception in October 1998. We expect to continue to incur losses until we have a product to sell, which could take several years. There is no assurance that we will ever be able to develop a commercially viable product, to generate revenue, or to achieve or maintain profitable operations.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR STOCK MORE DIFFICULT

         You can only evaluate our business based on a limited operating history. Since inception, we have engaged primarily in research and development, technology licensing, seeking grants, and raising capital. This limited history may not be adequate to enable you to fully assess our ability to develop proposed products, to achieve market acceptance of our proposed products or to respond to competition.

WE HAVE NO EXPERIENCE IN PRODUCT MANUFACTURING. WE MAY NOT BE ABLE TO MANUFACTURE OUR PLANNED PRODUCT IN SUFFICIENT QUANTITIES AT AN ACCEPTABLE COST, OR AT ALL, WHICH COULD HARM OUR FUTURE PROSPECTS.
         We remain in the research and development phase of product commercialization. Accordingly, if our planned product becomes available for commercial sale, we will need to establish the capability to manufacture it. We have no experience in establishing, supervising or conducting commercial manufacturing. We plan to rely on third party contractors to manufacture our planned product, although we have not made such arrangements yet. Relying on third parties may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our planned product. Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay or prevent production. We may not be able to manufacture our planned product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

WE HAVE NO EXPERIENCE IN PRODUCT MARKETING, SALES OR DISTRIBUTION. WE MAY NOT BE ABLE TO MARKET AND DISTRIBUTE OUR PLANNED PRODUCT, WHICH COULD HARM OUR FUTURE PROSPECTS.

         We have no experience in marketing or distributing our planned product. We have not yet established marketing, sales or distribution capabilities for our planned product. Until such time as our product is further along in its development, we do not plan to devote any meaningful time or resources to establishing such capabilities. If we determine that our planned product is commercially viable, we intend to enter into agreements with third parties to market, sell and distribute our product. However, we may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.

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

IF WE ARE UNABLE TO RETAIN THE SERVICES OF DR. COUGHLIN, OUR CHIEF EXECUTIVE OFFICER, OUR FUTURE PROSPECTS COULD BE ADVERSELY AFFECTED.

         We have an employment agreement with Dr. Thomas Coughlin, which automatically renews for successive two-year periods after May 1, 2004, wherein Dr. Coughlin is to receive an annual salary of $200,000, payable in 24 semi-monthly installments, plus benefits. We presently do not have the funds to pay Dr. Coughlin through the end of 2003 and there is no assurance that he will continue to serve Centrex without being paid. If Dr. Coughlin resigns or is terminated, then he may be entitled to a separation payment of up to two-year's salary plus benefits and bonuses. We are seeking the capital necessary to fund the employment agreement through the end of 2004; however, we may not be successful in raising the capital on acceptable terms, if at all. We are dependent upon the services of Dr. Coughlin and the loss of his services together with our inability to find a qualified replacement could have a material adverse effect on our future prospects.

WE ARE INVOLVED IN A DISPUTE WITH A FORMER CONSULTANT CONCERNING AGREEMENTS ENTERED INTO IN EARLY 2003. IF WE CANNOT RESOLVE THIS DISPUTE, WE MAY BECOME INVOLVED IN LITIGATION. A SETTLEMENT OR LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         On March 24, 2003 we entered into an amended agreement with Jack Luchese ("Luchese") to become our new Chief Executive Officer on a full-time basis if we were successful in raising at least $2,000,000 (net of fees and expenses) on or before January 1, 2004. In the interim, he agreed to be a consultant to us. However, the arrangements were placed on hold pending renegotiation of the agreement. During the renegotiation process Luchese was not serving us on a formal basis. For most of 2003, we have been attempting to negotiate a separation agreement with Luchese. In connection with his amended agreement, Luchese also purchased 100,000 shares of preferred stock of Centrex, Inc. which were convertible into shares of common stock ranging from 7.5% of our outstanding common shares to 15% of our outstanding common shares at the time of conversion, subject to certain conditions, which were not fulfilled. In January of 2004, Luchese filed a Form 3 declaring his ownership of 20,358,625 shares of our common stock pursuant to his conversion of the preferred shares. We have not issued the 20,358,625 shares of common stock to Luchese. We believe that he breached the terms of his agreements, thus the conversion rights regarding the preferred shares are void. The outcome of our dispute with Luchese is uncertain and we do not know if the differences between the parties will result in litigation. If a court compels us to issue him the 20,358,625 shares, his ownership may allow him to exercise substantial influence over our business and the election of directors, and his ownership may be dilutive to existing stockholders or otherwise have an adverse effect on our current or future business prospects.

THE COST OF THE LITIGATION IN WHICH WE ARE INVOLVED, INCLUDING THE DIVERSION OF MANAGEMENT'S TIME, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         We are presently involved in litigation as explained in "PENDING OR POSSIBLE LEGAL PROCEEDINGS". There is no assurance that the cost of this litigation, including the diversion of time and resources, as well as any adverse trial or jury verdicts will not result in a material loss to us. The costs and other effects of this litigation, including claims, settlements, judgments, and changes in those matters, could have a material adverse effect on our business, financial condition and operating results. At this time, we are unable to predict the outcome of the present litigation and cannot reasonably estimate a range of possible loss given the current status of the case.

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

         We are a development-stage enterprise and as such our resources are limited and we may experience technical challenges inherent in developing our technology. Any significant delay in funding or any unforeseen development issues could give competitors the time to develop technology similar to ours and to introduce a competing product before our planned product is commercialized. This could harm our future prospects. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Our competitors may use different methods to detect biological pathogens in a manner that is more effective and less costly than our planned product and, therefore, present a serious competitive threat to us.

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

RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINE IN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU

         The market price of our common stock, which is quoted over the counter, has been, and may continue to be, highly volatile. Our common stock has experienced extreme fluctuations in price since trading commenced on December 23, 2001. The high and low range of closing prices of our common stock since December 23, 2001 range from $1.75 per share to $0.04 per share. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotech industry may have a significant impact on the market price of our common stock. In general, biotechnology stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with biotechnology companies. Market conditions and conditions of the biotechnology sector could also negatively impact the price of our common stock.

YOUR OWNERSHIP INTEREST MAY BE DILUTED AND THE VALUE OF THE SHARES OF OUR COMMON STOCK MAY DECLINE BY THE EXERCISE OF STOCK OPTIONS AND WARRANTS WE HAVE GRANTED OR MAY GRANT IN THE FUTURE.

         As of March 15, 2004, we had outstanding options to purchase up to 18,382,000 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share and outstanding warrants to purchase up to 10,717,600 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share. To the extent outstanding warrants and options to purchase our common stock are exercised, your ownership interest will be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

WE DO NOT EXPECT TO PAY DIVIDENDS

         We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.

ITEM 2. PROPERTIES

         We currently rent approximately 4,200 square feet of office space in Tulsa, Oklahoma on a monthly basis from a non-affiliated shareholder of the Company for $6,300 per month. We anticipate that this space will meet our needs at least through the end of 2005.

ITEM 3. PENDING OR POSSIBLE LITIGATION

         The Company is involved in two lawsuits and one dispute that may result in a lawsuit. The costs and other effects of litigation and disputes, including the diversion of time and resources, and including claims, settlements, judgments, and changes in those matters, could have a material adverse effect on our business and financial condition. At this time, we are unable to predict the outcome of the present litigation and cannot reasonably estimate a range of possible loss given the current status of the cases.

         Centrex, et al vs. Slicker
         --------------------------
         Centrex is a plaintiff in a lawsuit filed in the district court of Tulsa County on January 24, 2002 against Frederick Slicker, our former corporate counsel. The petition alleges that Slicker took various actions which were against the interests of the Centrex, committed a breach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs which constitutes negligence. We are seeking compensatory and punitive damages. On March 25, 2002, Slicker filed counterclaims against Centrex and individuals that have indemnification agreements with Centrex, alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Slicker is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. We believe that Slicker's counterclaims are frivolous and we intend to vigorously defend against such claims; however, there is no assurance that we will prevail in this case (See "RISK FACTORS")

         Cyppek vs. Centrex, Inc.
         ------------------------
         On March 17, 2004, Andreas Cyppek filed a lawsuit against Centrex in the United States District Court for the Northern District of Oklahoma. At issue is 2,500,000 shares of Centrex common stock that Cyppek alleges were issued as payment for services and which Centrex alleges were issued pursuant to a subscription agreement for $75,000 which Cyppek never paid. He is seeking the Court to compel Centrex to lift the restrictive legend on the certificate. Centrex intends to vigorously defend itself and plans to file a counter claim against Cyppek seeking the return of the 2,500,000 shares. There is no assurance, however, that we will prevail in this case.
(See "RISK FACTORS")

         Possible Legal Proceedings with Jack Luchese
         --------------------------------------------
         On March 24, 2003 Centrex entered into an amended agreement with Jack Luchese ("Luchese") to become Centrex's new Chief Executive Officer on a full-time basis if Centrex was successful in raising at least $2,000,000 (net of fees and expenses) on or before January 1, 2004. In the interim, he agreed to be a consultant to Centrex. However, the arrangements were placed on hold pending renegotiation of the agreement. During the renegotiation process Luchese was not serving Centrex on a formal basis. For most of 2003 Centrex and Luchese have been attempting to negotiate a separation agreement. In connection with his amended agreement, Luchese also purchased 100,000 shares of preferred stock of Centrex, Inc. which were convertible into shares of common stock ranging from 7.5% of the outstanding common shares to 15% of the outstanding common shares at the time of conversion, subject to certain conditions. In January of 2004, Luchese filed a Form 3 and a Form 13(d) declaring his ownership of 20,358,625 shares of common stock of Centrex pursuant to the conversion of the preferred stock. Centrex has not issued the 20,358,625 shares of common stock to Luchese. We believe that he breached the terms of his agreements, thus, the conversion rights regarding the preferred stock are void. The outcome of our dispute with Luchese is uncertain and we do not know if the differences between the parties will result in litigation. (See "RISK FACTORS")

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Price Range of Our Common Stock
        -------------------------------
        Our common stock began trading over the counter under the trading symbol "CNEX" on December 24, 2001. The table below shows the high and low closing prices of our common stock at the end of each calendar quarter since our common stock began trading. The high and low closing price information used for the table below was obtained from a third-party information provider. The quotations may reflect inter-dealer prices, without mark-ups, mark-downs, or commissions and may not reflect actual transactions. The quotations have been rounded to the nearest penny:

                   Calendar Quarter Ended              High            Low
                   ----------------------              ----            ---
                   December 24, 2001
                   to December 31, 2001............    $1.75           $1.30
                   March 2002......................    $1.50           $0.37
                   June 2002.......................    $0.66           $0.30
                   September 2002..................    $0.65           $0.20
                   December 2002...................    $0.41           $0.23
                   March 2003......................    $0.23           $0.04
                   June 2003.......................    $0.16           $0.05
                   September 2003..................    $0.10           $0.06
                   December 2003...................    $0.10           $0.05

         Number of Shareholders of Record
         --------------------------------
         As of March 15, 2004, there were approximately 120 holders of record of our common stock.

         Dividend Policy
         ---------------
         We have not declared any dividends in the past and there is no present intent to declare dividends in the future.

         Equity Compensation Plan Information
         ------------------------------------

                                                                                               Number   of    securities
                                                                                               remaining  available  for
                                                                                               future   issuance   under
                                         Number of  securities  to    Weighted-average         equity       compensation
                                         be issued  upon  exercise    exercise price of        plans          (excluding
                                         of  outstanding  options,    outstanding options,     securities  reflected  in
Plan Category                            warrants and rights          warrants and rights      column (a))
----------------------------------       -------------------------    ---------------------    --------------------------
                                                    (a)                       (b)                          (c)
----------------------------------       -------------------------    ---------------------    --------------------------
Equity  compensation  plans
approved     by    security
holders:

    Non-Qualified  Stock Option
    Plan   (19,000,000   shares
    reserved)                                     15,032,000                    $0.05                        0

----------------------------------       -------------------------    ---------------------    --------------------------



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of our cash requirements and liquidity and resources contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "expect," "plan," "anticipate," "believe," "estimate," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors; including, our ability to obtain financing when needed. A discussion of these risks and uncertainties can be found under the heading "RISK FACTORS" and elsewhere in this report. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

Cash Requirements

         As of the date of this report, Centrex had approximately $5,000 in cash. Our present financial commitments through the end of 2004 include $248,996 to the University of California pursuant to the revised development agreement, approximately $1,100,000 to complete the Initial Prototype phase of development for our planned product, an estimated $200,000 pursuant to Dr. Coughlin's employment agreement, and an estimated $250,000 for legal and administrative expenses. We presently do not have the funds to pay these obligations, therefore, we must complete additional financing initiatives during 2004 to generate the funds necessary to continue our operations. If we are successful in raising the required capital, we may use it more rapidly than anticipated. We may seek to raise the funds through equity or debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on our current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to our technology. If funding is not available when we need it or at all, we may be required to significantly reduce, refocus or cease our development efforts. See "RISKS FACTORS."

Product Development and Research Plan for the Next Twelve Months

         During the next twelve months, if sufficient funds are available, Micronics is expected to complete development of the preliminary integrated microfluidics card to be used in our planned product. During the next twelve months, if sufficient funds are available, Stratos is expected to complete the Initial Prototype phase, and to commence and complete the Alpha and Beta prototype phases. Our product development efforts, however, may not be successful. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the potential product may be ineffective, or unsafe, or difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. Although we could have a product ready for sale as early as July of 2005, we cannot predict with any degree of certainty when, or if, the funding, research, development, or testing, will be completed. See "RISK FACTORS-RISKS RELATED TO OUR TECHNOLOGY."

Expected Purchased or Sale of Plant and Significant Equipment.

         None.

Expected Significant Changes in Number of Employees.

         None.

Off Balance Sheet Arrangements

         None.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on the Company's results of operations, financial position and cash flows. The Company re-evaluates its estimates and assumptions at least on a quarterly basis. The following policy may involve a higher degree of estimation and assumption:

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

ITEM 7.  FINANCIAL STATEMENTS

         INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

Independent Auditors' Report.............................................  20

Balance Sheet At December 31, 2003.......................................  21

Statements Of Operations
  From Inception (October 6, 1998) Through
  December 31, 2003 And For The Years Ended
  December 31, 2003 and 2002............................................   22

Statements Of Cash Flows
  From Inception (October 6, 1998) Through
  December 31, 2003 And For The Years Ended
  December 31, 2003 and 2002............................................   23

Statements Of Shareholders' Equity
  From Inception (October 6, 1998) Through December 31, 2003............   24

Notes To Financial Statements
  From Inception (October 6, 1998) Through
  December 31, 2003, And For The Years Ended
  December 31, 2003 and 2002............................................   25

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Centrex, Inc.

We have audited the accompanying balance sheet of Centrex, Inc., a Development Stage Company, as of December 31, 2003, and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 2003 and 2002, and for the period from inception (October 6, 1998) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centrex, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the period from inception (October 6, 1998) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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




Tulsa, Oklahoma
March 18, 2004

                                 CENTREX, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                               DECEMBER 31, 2003


Current Assets
Cash                                                                    $ 2,034
Prepaid Consulting Fees                                                 514,821
Prepaid Expenses                                                            512
                                                                     -----------
Total Current Assets                                                    517,367
                                                                     -----------

Other Assets
Licensed Technology, net                                                  5,113
Other Assets                                                            107,104
                                                                     -----------
Total Other Assets                                                      112,217
                                                                     -----------

TOTAL ASSETS                                                          $ 629,584
                                                                     ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                       $ 38,417
Rent and Other Payables                                                  18,237
Due to Stratos                                                           57,874
Due to Micronics                                                        171,500
Due to University of California/Los Alamos                              177,850
Notes Payable to Related Parties                                         21,393
Accrued Interest on Notes Payable to Related Parties                     15,015
                                                                     -----------
Total Current Liabilities                                               500,286
                                                                     -----------

Shareholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
100,000 shares issued and outstanding                                        100
Common Stock, $0.001 par value, 250,000,000 shares authorized,
111,274,794 shares issued and outstanding                               111,275
Common Stock subscribed                                                 (75,000)
Paid in Capital                                                       9,929,215
Deficit accumulated during the development stage                     (9,836,292)
                                                                     -----------
Total Shareholders' Equity                                              129,298
                                                                     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 629,584
                                                                     ===========

   The accompanying notes are an integral part of these financial statements

                                 CENTREX, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
        From Inception (October 6, 1998) Through December 31, 2003, and
                 For The Years Ended December 31, 2003 and 2002


                                                         From inception
                                                       (October 6, 1998)
                                                                through             Year Ended             Year Ended
                                                      December 31, 2003      December 31, 2003      December 31, 2002
                                                      -----------------      -----------------      -----------------
Stock transfer fees                                             $ 3,100                $ 3,100                   $ -
Gain on early extinguishment of debt                             88,591                      -                88,591

EXPENSES
Research and development                                      1,228,612                875,641               (65,799)
Noncash consulting and legal expenses                         4,233,024              2,229,514             1,641,535
Services contributed by employees                                40,125                      -                     -
Accrued Salaries                                                816,425                 16,425               400,000
Compensation cost for options granted                         1,880,969              1,301,969               554,000
Salary Expense                                                  240,867                240,867                     -
General and administrative                                    1,328,926                636,155               476,527
                                                      -----------------      -----------------      -----------------
   Total operating expenses                                   9,768,948              5,300,571             3,006,263
                                                      -----------------      -----------------      -----------------

Operating loss                                               (9,677,257)            (5,297,471)           (2,917,672)

Interest expense                                                159,035                  4,277                42,057
                                                      -----------------      -----------------      -----------------
Net loss                                                   $ (9,836,292)          $ (5,301,748)         $ (2,959,729)
                                                      =================      =================      =================

Weighted average shares outstanding                          23,134,353             69,004,525            18,123,677
                                                      =================      =================      =================
Loss per share (basic and diluted)                              $ (0.43)               $ (0.08)              $ (0.16)
                                                      =================      =================      =================

   The accompanying notes are an integral part of these financial statements

                                CENTREX, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
        From Inception (October 6, 1998) Through December 31, 2003, and
                 For The Years Ended December 31, 2003 and 2002


                                                         From inception
                                                       (October 6, 1998)
                                                                through             Year Ended             Year Ended
                                                      December 31, 2003      December 31, 2003      December 31, 2002
                                                      -----------------      -----------------      -----------------
OPERATING ACTIVITIES
Net Loss                                                   $ (9,836,292)         $ (5,301,748)          $ (2,959,729)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                            412,982                   444                  1,248
Compensation to employees and consultants                     1,497,325                90,000                567,200
Common Stock Issued for Services                              4,038,738             1,773,963              1,074,335
Compensation Cost for Non-Employee Options                    1,842,250             1,263,250                554,000
Adjustment of LANL Development                                 (130,500)                    -               (130,500)
Value of services paid for by third parties                     219,500               219,500                      -
Gain on early extinguishment of debt                            (88,591)                    -                (88,591)
Change in Working Capital Accounts:
Prepaid expenses                                               (515,333)              346,102                (32,970)
Deposit- LANL Development Agreement                            (106,710)                    -               (106,710)
Accounts payable                                                 21,992                  (686)                 3,373
Interest payable                                                151,800                 3,661                 37,051
Accrued salaries                                                 16,425                16,425                400,000
Payable to University of California/Los Alamos                  177,850               177,850                      -
Payable to Micronics                                            171,500               171,500                      -
Payable to Stratos                                               57,874                57,874                      -
Payable to Sterling Capital                                           -                     -                (50,000)
Rent and other expenses payable to related parties               18,237                 9,490                 (6,088)
                                                      -----------------      -----------------      -----------------
Net cash used in operating activities                        (2,050,953)           (1,172,375)              (737,381)
                                                      -----------------      -----------------      -----------------

INVESTING ACTIVITIES
Purchase of EMFP Stock                                           71,400                71,400                      -
Purchase of Licensed Technology                                  (7,000)                    -                      -
Purchase of  Sponsored Research                                (279,500)                    -                      -
                                                      -----------------      -----------------      -----------------
Net cash used in investing opportunities                       (215,100)               71,400                      -
                                                      -----------------      -----------------      -----------------

FINANCING ACTIVITIES
Sale of Preferred Stock to Third Parties                         50,000                50,000                      -
Sale of Common Stock for Cash to Third Parties                2,161,600             1,166,616                913,524
Common stock subscribed                                         (75,000)              (75,000)                     -
Payment of common stock subscribed                               50,000                    -                  50,000
Less: Cost of Capital                                           (98,638)              (98,638)                     -
Loans from Related Parties                                      403,858                    10                 27,000
Repayment of Loans from Related Parties                         (73,233)                    -                (47,900)
Repayment of Shareholder Loans                                 (150,500)                    -               (150,500)
                                                      -----------------      -----------------      -----------------
Net cash provided by financing activities                     2,268,087             1,042,988                792,124
                                                      -----------------      -----------------      -----------------

CHANGE IN CASH                                                    2,034               (57,987)                54,743

Cash at Beginning of Period                                           -                60,021                  5,278
                                                      -----------------      -----------------      -----------------
Cash at End of Period                                           $ 2,034               $ 2,034               $ 60,021
                                                      =================      =================      =================

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash Paid for Interest                                          $ 1,582                   $ -                $ 1,582
                                                      -----------------      -----------------      -----------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued as payment of loans to related parties    $ 206,925             $ 204,900                    $ -
Gain recognized upon settlement of note payable                  88,591                     -                 88,591
                                                      -----------------      -----------------      -----------------


   The accompanying notes are an integral part of these financial statements

                                CENTREX, INC.
                         (A Development Stage Company)

                            STATEMENTS OF SHAREHOLDERS' EQUITY
           From Inception (October 6, 1998) Through December 31, 2003

                                                                                                                Deficit
                                                                                                            Accumulated
                                                                                         Common              During the
                                           Preferred     Preferred   Common      Par      Stock     Paid In Development
                                           Shares        Stock        Stock    Value Subscribed     Capital       Stage      Total
                                           -----------------------------------------------------------------------------------------

Balance at Inception (October 6, 1998)           $-        $ -            -      $ -        $ -         $ -         $ -        $ -
Common Stock Issued to Founders                   -          -    6,100,000    6,100                      -           -      6,100
Contributed Capital by Founders                   -          -            -        -          -         125           -        125
Common Stock Issued for Cash
    to Third-Party                                           -      360,000      360          -           -           -        360
Common Stock Issued for E.Coli Merger             -          -      540,000      540          -           -           -        540
Common Stock Issued for Safe Water Merger         -          -      950,000      950          -           -           -        950
Contribution of Services by Employees             -          -            -        -          -      22,400           -     22,400
Net Loss Accumulated through
    December 31, 1999                             -          -            -        -          -           -    (246,213)  (246,213)
                                           -----------------------------------------------------------------------------------------

Balance at December 31, 1999                      -          -    7,950,000    7,950          -      22,525    (246,213)  (215,738)
Contribution of Services by Employees             -          -            -        -          -      17,600           -     17,600
Compensation Cost for Non-Employee Options        -          -            -        -          -      77,000           -     77,000
Net loss for 2000                                 -          -            -        -          -           -    (395,766)  (395,766)
                                           -----------------------------------------------------------------------------------------

Balance at December 31, 2000                      -          -    7,950,000    7,950          -     117,125    (641,979)  (516,904)
Common Stock Issued to Third Parties              -          -      600,000      600          -      74,400           -     75,000
Common Stock Subscribed                           -          -      500,000      500    (50,000)     49,500           -          -
Shares Issued to Employees and
     Consultants                                  -          -    3,350,000    3,350          -     331,650           -    335,000
Employees Exercise of Options                     -          -    3,000,000    3,000          -           -           -      3,000
Value of Common Stock Issued to
     Non-Employees                                -          -      260,000      260          -      25,740           -     26,000
Compensation Cost for Non-Employee Options        -          -            -        -          -      25,000           -     25,000
Write-off of Compensation for Non-Employee
     Options                                      -          -            -        -          -     (77,000)          -    (77,000)
Net loss for 2001                                 -          -            -        -          -           -    (932,836)  (932,836)
                                           -----------------------------------------------------------------------------------------

Balance at December 31, 2001                      -          -   15,660,000   15,660    (50,000)    546,415  (1,574,815)(1,062,740)

Common Stock Sold to Third Parties
     for Cash                                     -          -    4,119,600    4,120          -     879,404           -    883,524
Common Stock Issued Pursuant to Option
     Exercise for Cash                            -          -      100,000      100          -      29,900           -     30,000
Common Stock Issued for Sterling Liability        -          -      120,000      120          -      59,880           -     60,000
Common Stock Issued for Investment
     Advisory Agreements                          -          -      525,000      525          -     236,475           -    237,000
Common Stock Issued for Services                  -          -    5,300,000    5,300          -   1,600,500           -  1,605,800
Value of Services Paid for by Third Parties       -          -            -        -          -     567,200           -    567,200
Value of Options issued to Non-Employees          -          -            -        -          -     554,000           -    554,000
Write-off of Accrued But Unpaid Salaries          -          -            -        -          -     800,000           -    800,000
Payment for common stock subscribed               -          -            -        -     50,000           -           -     50,000
Net loss for 2002                                 -          -            -        -          -           -  (2,959,729)(2,959,729)
                                           -----------------------------------------------------------------------------------------

Balance at December 31, 2002                               $ -   25,824,600 $ 25,825        $ - $ 5,273,774 $ (4,534,544)$ 765,055

Common Stock Sold to Third Parties
     for Cash                               100,000        100   17,906,794   17,907          -     838,684           -    856,691
Less Commission Paid                              -          -            -        -          -     (98,638)          -    (98,638)
Common Stock Issued Pursuant to
     Option Exercise for Cash                     -          -   13,666,000   13,666          -     271,259           -    284,925
Common Stock Issued for Services                  -          -   47,606,250   47,606          -   1,816,357           -  1,863,963
Common Stock Issued as Repayment of Debt          -          -    3,471,150    3,471          -     201,429           -    204,900
Shares issued for Emergency Filtration
     Products, Inc.                               -          -      300,000      300          -      71,100           -     71,400
Shares issued for Regulation S                    -          -    2,500,000    2,500    (75,000)     72,500           -          -
Value of Options issued to Non-Employees          -          -            -        -          -   1,263,250           -  1,263,250
Value of Services Paid for by Third Parties       -          -            -        -          -     219,500           -    219,500
Net loss for 2003                                 -          -            -        -          -           -  (5,301,748)(5,301,748)
                                           -----------------------------------------------------------------------------------------

Balance at December 31, 2003                100,000      $ 100  111,274,794 $ 111,275 $ (75,000)$ 9,929,215 $(9,836,292) $ 129,298
                                           =========================================================================================

   The accompanying notes are an integral part of these financial statements

                                 Centrex, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements
         From Inception (October 6, 1998) Through December 31, 2003 and
                 For The Years Ended December 31, 2003 and 2002


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

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of this statement will be applied prospectively, as applicable, and are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor's obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", that provides guidance in determining when variable interest entities should be consolidated in the financial statements of the primary beneficiary. For the Company, the consolidation provisions of FIN 46, as revised, are effective in fiscal years beginning after December 15, 2004.The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 is recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.



Note 2--Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has no sources of revenue to fund the development of its planned product and to pay operating expenses, resulting in a cumulative net loss of $9,836,292 for the period from inception (October 6, 1998) to December 31, 2003, and a net loss of $5,301,748 and $2,959,729 for the years ended December 31, 2003 and 2002, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's cash resources are not sufficient for the next twelve months. The Company will need to complete additional financing initiatives in 2004 to generate the liquidity necessary to continue our operations. Due to current economic conditions, the Company may not be able to secure additional financing on acceptable terms, if at all.

Note 3--Other Assets and Licensed Technology, Net

Other assets consisted primarily of $106,710 paid pursuant to the revised development agreement with the University and LANL. This amount represents a 90-day advance payment that will be held by LANL and used to pay the last three months of development pursuant to the agreement.

Note 4--Commitments and Contingencies

Exclusive License Agreements with University of California
----------------------------------------------------------
On February 25, 2002, the Company and the University of California entered into a modified license agreement, whereby the Company was granted exclusive rights to the single-molecule detection technology for all fields of use. The Company paid a modification fee of $15,000, which was recorded as an expense, and agreed to pay $10,000 within thirty (30) days of issuance of a patent. A patent has not yet been issued.

Pursuant to the modified license agreement, the University of California will receive a royalty equal to three and one half percent (3.5%) of net sales of products using the single molecule detection technology, and any additions, extensions and improvements thereto; an annual license fee of $5,000 payable in advance on January 2 for each year the license agreement is in effect; and 50% of other payments, including sublicense issue and annual fees received from sublicense(s) in consideration for the licensed invention. The royalty obligation will expire after the expiration of the last to expire patent that covers the licensed intellectual property. If a U.S. patent is not issued, the Company intends to renegotiate with the University of California for a licensing term of at least 17 years, the normal life of U.S. Patent.

Patent Applications related to single molecule detection method
---------------------------------------------------------------
The DNA-based single molecule detection method is patent-pending. The method is owned by the University of California, and in December of 1999, they filed a U.S. patent application. An initial ruling by the U.S. Patent & Trademark Office rejected the claims in the patent application. The University of California filed an appeal on

August 22, 2002. Although Centrex has recently learned that LANL officials were contacted by USPTO via telephone that the patent claims will be allowed and that LANL is now waiting written confirmation and a publication date from the USPTO, there is no assurance that a patent will be issued. The University of California has filed patent applications in Canada, Europe, and Japan. No patents have been issued from those jurisdictions, and there is no assurance that any will be issued.

Payable to University of California pursuant to revised development agreement
-----------------------------------------------------------------------------
The revised development agreement with the University of California dated November 13, 2002 obligates the Company to pay $640,226, of which $391,270 has been paid to date and $248,990 is presently due. The Company does not have the funds necessary to pay the $248,990 presently due. According to the terms of the Modified License, the University of California may have the right to terminate the license if the Company is unable to pay the amount due.

Agreement with Micronics
------------------------
On May 13, 2003, the Company entered into an agreement with Micronics, Inc. ("Micronics"). Micronics provides custom designed lab cards and integrated systems on behalf of clients using intellectual property that is proprietary to Micronics. Pursuant to the agreement, Micronics has devised a comprehensive project outline that targets delivery of reproducible working prototype lab cards to be used in the prototype of the Company's planned product. During 2003, the Company paid Micronics $75,000 and At December 31, 2003, the Company owed them an additional $171,500. The Company presently does not have the funds to pay Micronics. There is no assurance that Micronics will continue to work on the project without being paid.

Agreement with Stratos
----------------------
On May 23, 2003, the Company entered into an agreement with Stratos Product Development, LLC ("Stratos"), a Washington Company specializing in design and engineering services, to build a commercial version of the Company's planned product. Stratos has provided the Company with a development plan that consists of five phases--Initial Prototype, Alpha Prototype, Beta Prototype, Pre-Production Prototype, and Final Product. Development of the commercial version of the Company's planned product is in the Initial Prototype phase. During 2003, the Company had paid Stratos $150,000 and at December 31, 2003 owed an additional $57.874. The Company presently does not have the funds to pay Stratos. There is no assurance that Stratos will continue to work on the project without being paid.

Employment Agreement with Dr. Thomas R. Coughlin
------------------------------------------------
The Company has an employment agreement with Dr. Thomas Coughlin, its Chief Executive Officer, which automatically renews for successive two-year periods after May 1, 2004, wherein Dr. Coughlin is to receive an annual salary of $200,000 payable in 24 semi-monthly installments. The agreement provides for customary employee benefits, bonuses, reimbursement of expenses, and indemnification. If Dr. Coughlin resigns or is terminated, then he may be entitled to a separation payment of up to two-year's salary plus benefits and bonuses. The Company is dependent upon the services of Dr. Coughlin and the loss of his services together with its inability to find a qualified replacement could have a material adverse effect on its business. The Company presently does not have the funds to pay Dr. Coughlin nearly $40,000 in past due salary for 2004 or to fund his employment agreement for the remainder of 2004. There is no assurance that Dr. Coughlin will continue to work without being paid.

Dispute with Former Consultant
------------------------------
The Company is involved in a dispute with a former consultant regarding agreements entered into during 2003. See Note 8- "Legal Proceedings".

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

On January 7, 2003, the Company entered into an agreement with a consultant to perform marketing and company development services. Pursuant to the agreement, the Company issued 750,000 shares of stock to the consultant. The value of the shares issued was calculated using $0.20 which was the closing stock price of the Company's common stock on the date of the transaction. The Company recorded $15,000 of expense related to this transaction in 2003.

On January 15, 2003, the Company amended its original consulting agreement with Madison and Wall dated November 12, 2002. The amendment revised the compensation section of the original agreement to authorize the Company, based upon Madison and Wall's performance, to issue up to an additional 1,750,000 shares of common stock. The shares were valued at $0.07 per share which was 50% of the closing price of the Company's common stock, due to the restrictive nature of the common stock issued. The Company recognized $122,500 in consulting expense related to this transaction.

On January 15, 2003, the Company amended its consulting agreement with Andreas Cyppek to issue an additional 1,400,000 shares. The additional shares were valued at $0.07 per share which was 50% of the closing price of the Company's common stock on the date of the original agreement. The Company recorded $98,000 of expense related to this stock issuance during 2003. The agreement was fully amortized at December 31, 2003.

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

During April 2003, the Company began a private Unit offering consisting of one share of common stock at $0.045 per share and one warrant to purchase one additional share of common stock at $0.08 per share on or before December 31, 2006 for every dollar invested in the Company. During the second quarter of 2003, the Company sold 14,674,440 Units and received $660,350 in cash. The Company paid $80,763 in commissions and fees related to these sales. During the third quarter of 2003, the Company sold 3,055,554 Units and received $137,500 in cash. The Company paid $17,875 in commissions and fees related to these sales.

On May 1, 2003, the Company issued 500,000 shares of its common stock pursuant to a written consulting agreement. The shares were valued at $0.084 which was the closing price of the stock on the date of the agreement. The Company recorded $42,000 related to this transaction. Subsequently, the agreement was cancelled and the shares of common stock were returned to the Company.

On July 15, 2003, the Company issued 900,000 shares of its common stock for legal services. The shares were restricted and were valued at $0.035 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The Company recorded $31,500 of legal expense in connection with the transaction.

On July 15, 2003, the Company issued 4,350,000 shares of its common stock for administrative and accounting services. The shares were restricted and were valued at $.035 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The Company recorded $152,250 in connection with the transaction, of which $139,563 was recorded as an expense during 2003.

On July 15, 2003, the Company issued 1,250,000 shares of its common stock for services relating to the design and maintenance of the Company's website and in accordance with an amended consulting agreement. The shares were restricted and were valued at $.035 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The total value of the shares issued was $43,750. This amount is being amortized over the life of the agreement which is six months. During 2003, the Company recorded $40,104 of expense in connection with the agreement.

On August 29, 2003, the Company issued 6,600,000 shares of its common stock pursuant to a written consulting agreement. The shares were valued at $.03 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The Company recorded $198,000 which amount is being amortized over the six month life of the agreement. During 2003, the Company recorded $132,000 of expense in connection with the agreement.

On September 1, 2003, the Company issued a total of 5,100,000 shares for services pursuant to various written agreements. The shares were valued at $0.03 per share, which was the closing price of the Company's common stock on the date of issuance less a 50% discount for the restrictive nature of the stock. The Company is amortizing the $153,000 over the life of the agreements which range from 6 months to 2 years. During 2003, the Company recorded $77,000 of expense in connection with the agreements.

On September 12, 2003, the Company agreed to issue 50,000 shares of its common stock each month to a consultant during the one year term of the consulting agreement. On December 9, 2003, the Company issued 200,000 shares of its common stock to the consultant in satisfaction of its accrued obligation for four months. On December 10, 2003, the Company issued an additional 200,000 shares of its common stock as prepayment of is obligation for the first four months of 2004. The Company recorded $76,500 in connection with agreement.

On September 18, 2003, the Company issued 2,000,000 shares of its common stock to its CEO Thomas R. Coughlin, Jr. The shares were restricted and were valued at $.045 per share which was the closing price of the stock on the date of issuance less 50% for the restrictive nature of the stock. The Company recorded $90,000 of expense in connection with the transaction.

On November 11, 2003, in connection with the attorney-client agreement, the Company granted its legal counsel options to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $.001 per share on or before December 30, 2004. On December 1, 2003, Mr. Kaufman exercised his options and received 2,000,000 shares of Company's common stock. The Company recorded $72,000 of legal expense in connection with the transaction.

On November 12, 2003, the Company issued 2,666,667 shares of common stock to two consultants for services to be performed over a six month period. The shares were valued at $.035 per share, which was the price per share on the date of issuance less a 50% discount due to certain restrictions. The Company recorded $93,333 in connection with the transaction and will amortized the amount over the six month term.

On November 12, 2003, the Company issued 2,000,000 shares of common stock to a consultant. The consultant will provide services over a six month period. The shares were valued at $.035 per share, which was the price per share on the date of issuance, with a 50% discount due to the restrictive nature of the stock. The Company recorded a value $70,000 as a prepaid expense on the date of issuance. The amount will be amortized over the life of the services provided.

On November 12, 2003, the Company issued 1,000,000 shares of common stock to two consultants for the Company's website design and maintenance. The shares were valued at $.035 per share, which was the price per share on the date of issuance, with a 50% discount due to the restrictive nature of the stock. The Company recorded a value of $35,000 as a prepaid expense on the date of issuance. The amount will be amortized over the life of the services provided.

On November 12, 2003, the Company issued 1,333,333 shares of common stock to its corporate counsel for legal services provided. The shares were valued at $.035 per share, which was the price per share on the date of issuance, with a 50% discount due to the restrictive nature of the stock. The Company recorded a value of $46,667 as legal expense.

On November 15, 2003, the Company issued 968,000 shares of its common stock pursuant to the exercise of stock options. The Company received $48,400 in cash.

On December 1, 2003, the Company issued 5,333,333 shares of common stock to two of its former employees for consulting services to be preformed over a six month period. The shares were valued at $.026 per share, which was the price per share on the date of issuance, with a 50% discount due to the restrictive nature of the stock. The Company recorded a value of $138,667 as a prepaid expense on the date of issuance. The amount will be amortized over the life of the services provided.

On December 1, 2003, the Company issued 666,667 shares of its common stock to its corporate counsel for legal services provided. The shares were valued at $.026 per share, which was the price per share on the date of issuance, with a 50% discount due to the restrictive nature of the stock. The Company recorded a value of $17,333 as legal expense.

On December 10, 2003, the Company issued 350,000 shares of its common stock for legal expenses. The shares were valued at $.0325 per share, which was the price per share on the date of issuance less a 50% discount . The Company recorded $11,375 as legal expense.

Note 6--Stock Options and Warrants Outstanding

The following table summarizes stock options and warrants as of December 31,
2003

                                                                                                             Average
                                    Employee Stock     Non-Employee                                         Exercise
                                           Options    Stock Options        Warrants          Total             Price
-------------------------------- ------------------ ---------------- --------------- -------------- -----------------

Balance at 12/31/02                             --        2,462,500       2,835,500      5,298,000             $0.40
Granted                                  9,500,000       19,500,000      11,535,100     40,535,100             $0.03
Exercised                              (4,500,000)      (7,580,500)     (2,135,500)   (14,216,000)             $0.03
Forfeited                                       --      (1,000,000)              --    (1,000,000)             $0.50
                                 ------------------ ---------------- --------------- --------------
Balance at 12/31/03                      5,000,000       13,382,000      12,235,100     30,617,100             $0.04
                                 ------------------ ---------------- --------------- --------------

Employee Stock Options
----------------------
On January 29, 2003, the Company granted 4,500,000 options to employees. The options were exercisable at $0.10 per share on or before January 29, 2013. There was no compensation cost recorded for the issuance of these options because the exercise price was the same as the closing price of the stock on the date of grant. During March, 2003, the exercise price of the options was reduced to $0.02 per share and all of the options were exercised. The Company received $90,000 in connection with the option exercises. Because the reduced option price was less than the closing market price on the date of repricing, the Company recorded $184,500 in additional compensation cost related to the price adjustment.

On March 24, 2003, the Company granted options to its officer to purchase up to 5,000,000 shares of the Company's common stock at $0.05 per share on or before March 24, 2013. The exercise price was equal to the closing market price of the Company's common stock on the date of grant. The options are subject to certain restrictions. The Company did not record compensation cost related to the option grant of 5,000,000 shares.

Non-Employee Stock Options
--------------------------
On January 29, 2003, the Company granted 500,000 options to its legal counsel. The options were exercisable at $0.001 per share on or before January 29, 2013. The Company recorded compensation cost of $87,500 in connection with the option grant. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumption: exercise price of $0.001 per share; stock price of $0.175 per share (the closing price of the Company's common stock on the grant date); risk free interest rate of 4.0%; expected dividend yield of 0.0%; expected life of 10 years; and estimated volatility of 190%. On January 29, 2003, the options were exercised and the Company issued 500,000 shares of its common stock.

On March 24, 2003, the Company entered into agreements with three former employees and a consultant to continue to serve the Company as consultants until December 31, 2003. Pursuant to these agreements, the Company granted options to purchase up to 11,000,000 shares of the Company's common stock at $0.05 per share on or before March 24, 2013. The options are subject to certain restrictions. The exercise price approximated the closing market price of the Company's common stock on the date of grant. The value of the options was $594,000. This value was calculated using the Black-Scholes option pricing model with the following assumption: exercise price of $0.05 per share; stock price of $0.054 per share (the closing price of the Company's common stock on the grant date); risk free interest rate of 4.0%; expected dividend yield of 0.0%;
expected life of 10 years; and estimated volatility of 195%. The Company recorded the option value as prepaid expense that will be amortized over the life of the consulting agreements which is one year. At December 31, 2003, the value of these options was fully amortized.

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

On November 11, 2003, the Company issued 2,000,000 options to purchase shares of the Company's common stock at an exercise price of $.001 per share on or before December 30, 2004 to the Company's legal counsel. The Company recorded 72,000 as legal expense in connection with the transaction. The options were exercised in December, 2003.

Warrants
--------
On March 24, 2003, the Company agreed to reduce the exercise price of certain outstanding warrants representing 2,785,500 shares of the Company's common stock and certain outstanding non-employee options representing 1,037,500 shares of the Company's common stock to $0.05 per share, which was the closing price of the Company's common stock on that date, if the holder of the warrant exercised the warrants on or before April 28, 2003. As a result of the price adjustment, the Company, in the future will be required to account for any unexercised warrants or options under variable accounting for options guidelines. These guidelines require the Company to recognize compensation cost each quarter based on the difference between the new exercise price and the market price on the last day of each quarter. As of December 31, 2003, the Company had recognized $3,250 in additional compensation cost related to the price adjustment.

In connection with a private placement of its common stock during 2003, the Company issued warrants to purchase up to 1,556,600 shares of common stock of the Company at an exercise price of $0.08 per share on or before August 22, 2006.

On December 10, 2003, the Company issued warrants to purchase up to 9,978,500 shares of the Company's common stock at exercise prices ranging from $.001 to $0.20 per share to resolve a shareholder dispute. The warrants expire December 31, 2004.

Note 7- Related Party Transactions

During the year ended December 31, 2003, Centrex entered into transactions with a group of individuals who are founders, former officers and employees, consultants and stock holders. The transactions involving stock issuances are detailed in Note 5 and transactions involving options are detailed in Note 6. The more significant transactions with these persons are summarized as follows:

     - The Company reduced the exercise price of options for 4,000,000 shares from $0.10 per share to $0.02 per share. The options were exercised using proceeds the individuals received for selling their shares at higher values.

     - The individuals were paid an aggregate of 11,600,000 shares and 13,500,000 options to acquire shares for past and future services to the Company.


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

On January 15, 2003, the Company issued 3,471,150 shares of its common stock as payment in full of $204,900 of outstanding principal and interest due to related parties as of that date.

As of December 31, 2003, the Company owed $21,393 in principal and $15,015 in accrued interest to Quasar Irrevocable Trust. The note is presently in default and accrues interest at 16% per year. On June 21, 2002, a motion for summary judgment was granted to Quasar Irrevocable Trust for $20,833 in principal, $10,725 in interest, and $2,099 in attorney's fees related to their petition filed November 19, 2001, demanding payment for outstanding loans due from Centrex. On September 16, 2002, Quasar Irrevocable Trust presented an order of garnishment and was paid $490 toward its summary judgment.

Note 8--Legal Proceedings

         Centrex, et al vs. Slicker
         --------------------------
         Centrex is a plaintiff in a lawsuit filed in the district court of Tulsa County on January 24, 2002 against Frederick Slicker, our former corporate counsel. The petition alleges that Slicker took various actions which were against the interests of the Centrex, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs which constitutes negligence. We are seeking compensatory and punitive damages. On March 25, 2002, Slicker filed counterclaims against Centrex and individuals that have indemnification agreements with Centrex, alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Slicker is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believe that Slicker's counterclaims are frivolous and it intends to vigorously defend against such claims; however, there is no assurance that the Company will prevail in this case.

         Cyppek vs. Centrex, Inc.
         ------------------------
         On March 17, 2004, Andreas Cyppek filed a lawsuit against Centrex in the United States District Court for the Northern District of Oklahoma. At issue is 2,500,000 shares of Centrex common stock that Cyppek alleges were issued as payment for services and which Centrex alleges were issued pursuant to a subscription agreement for $75,000 which Cyppek never paid. He is seeking the Court to compel Centrex to lift the restrictive legend on the certificate. Centrex intends to vigorously defend itself and plans to file a counter claim against Cyppek seeking the return of the 2,500,000 shares. There is no assurance, however, that Centrex will prevail in this case.

         Possible Legal Proceedings with Jack Luchese
         --------------------------------------------
         On March 24, 2003 Centrex entered into an amended agreement with Jack Luchese to become Centrex's new Chief Executive Officer on a full-time basis if Centrex was successful in raising at least $2,000,000 (net of fees and expenses) on or before January 1, 2004. In the interim, he agreed to be a consultant to Centrex. However, the arrangements were placed on hold pending renegotiation of the agreement. During the renegotiation process Luchese was not serving Centrex on a formal basis. For most of 2003 Centrex and Luchese have been attempting to negotiate a separation agreement. In connection with his amended agreement, Luchese also purchased 100,000 shares of preferred stock of Centrex, Inc. which were convertible into shares of common stock ranging from 7.5% of the outstanding common shares to 15% of the outstanding common shares at the time of conversion, subject to certain conditions. In January of 2004, Luchese filed a Form 3 and a Form 13(d) declaring his ownership of 20,358,625 shares of common stock of Centrex pursuant to the conversion of the preferred stock. Centrex has not issued the 20,358,625 shares of common stock to Luchese. The Company believes that he breached the terms of his agreements, thus the conversion rights regarding the preferred shares are void. The outcome of our dispute with Luchese is uncertain and we do not know if the differences between the parties will result in litigation.

Note 9--Subsequent Events

Since December 31, 2003, the Company has issued 9,090,000 shares of its common stock pursuant to the exercise of options and warrants. The Company has received approximately $84,500 in cash in connection with the transactions

Since December 31, 2003, the Company has issued 5,100,000 shares of its common stock pursuant to various consulting and financial advisory service agreements. Approximately 4,900,000 of the shares issued have the right to be included in the Company's next registration statement.

On January 22, 2004, the Company received $75,000 in cash from the sale of a convertible debenture. The debenture bears interest at the rate of 35% and matures on July 21, 2004. The $75,000 principal amount of the debenture plus accrued interest is convertible at any time on or before July 21, 2004 into shares of Company common stock at the then market price. Prior to maturity, the Company may prepay the debenture in whole or in part, plus accrued interest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

         We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer (who is also our Principal Accounting Officer) concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that information required to disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         Since December 31, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(3) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

         None.

 (c) Family Relationships

         None.

(d) Involvement in Legal Proceedings of Officers, Directors and Control Persons

         None.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
                                                              ------------------------------------
                                  Annual Compensation                  Awards            Payouts
                           ---------------------------------- -------------------------- ---------
                                                   Other
    Name and                                       Annual      Restricted   Securities               All
   Principal                                       Compen      Stock        Underlying     LTIP      Other
    Position       Year      Salary       Bonus    sation      Awards       Options/      Payouts    Compen-
                                                                            SARs                     sation
----------------- -------- ------------ ---------- ---------- ------------- ------------ --------- ----------
Thomas R.
Coughlin, Jr.,     2003       $166,667    $-0-       $-0-      $160,000(1)   $50,000(2)     $-0-      $-0-
CEO

----------------- -------- ------------ ---------- ---------- ------------- ------------ --------- ----------

(1) Represents the dollar value of 2,000,000 shares of restricted common stock awarded to Dr. Coughlin during 2003.

(2) Represents options to purchase 5,000,000 shares of common stock at an exercise price of $0.05 per share on or before March 23, 2013. As of March 15, 2004, based upon a closing price of $0.06 per share, the total dollar value in excess of the option exercise price was $50,000.

                     Options/SAR Grants in Last Fiscal Year
                     --------------------------------------

         Dr. Coughlin was granted options to purchase up to 5,000,000 shares of Centrex common stock at an exercise price of $0.05 per share on or before March 23, 2013.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of March 17, 2003, the Company was not aware of any person that was the beneficial owner of more than 5% of the Company's common stock. The following table shows the beneficial ownership of the Company's officer and director. Except as otherwise indicated, all information is as of March 15, 2004 and ownership consists of sole voting and investment power.


                                                                                            Percentage of
                                                     Relationship          Common           Outstanding
Name and Address                                     To Company            Shares Owned     Shares
-----------------------------------------------------------------------------------------------------------
Thomas R. Coughlin, Jr.                              CEO and Director      7,079,000*       2.70%
9202 South Toledo Avenue
Tulsa, OK 74137

-----------------------------------------------------------------------------------------------------------

* Includes options to purchase up to 5,000,000 shares of common stock on or before March 23, 2013 at an exercise price of $0.05 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)   Describe Related Party Transactions

         Refer to Note 7 "RELATED PARTY TRANSACTIONS" of the Financial Statements for the year ended December 31, 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
         See Part III, "Index to and Description of Exhibits"

Reports on Form 8-K:
         The Company had no Form 8-K filings during the fourth quarter of 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following summarizes the fees billed by Tullius Taylor Sartain & Sartain, our independent accountants, during 2002 and 2003:

---------------------------------------------- ---------------- ---------------
                                                    2002             2003
---------------------------------------------- ---------------- ---------------
Audit Fees (1)                                 $25,461          $43,058
---------------------------------------------- ---------------- ---------------
Audit-Related Fees                             $0               $0
---------------------------------------------- ---------------- ---------------
Tax Fees (2)                                   $   825          $   825
---------------------------------------------- ---------------- ---------------
All Other Fees                                 $0               $   185
---------------------------------------------- ---------------- ---------------

(1) Includes fees billed or to be billed during 2002 and 2003 for the audit of our financial statements for the years ended December 31, 2002 and 2003, as well as the review of our quarterly financial statements included in our Forms 10-QSB filed during the year 2002 and 2003 and issuance of consents related to registration statements.

(2) Includes fees billed or to be billed during 2002 and 2003 for the preparation of our federal and state income tax returns, franchise tax returns, and personal property tax returns for the years ended December 31, 2002 and 2003.

                                    PART III

Index to and Description of Exhibits


  Exhibit
   Number                           Description of Exhibit (incorporated by Reference)
------------- -----------------------------------------------------------------------------------------------
    3.1       Amended Certificate of Incorporation (filed as Exhibit 3.1 to Form 10-KSB, filed April 16, 2003)

    3.2       Bylaws Adopted October 6, 1998 (filed as Exhibit 2.2 to Form 10-SB, filed March 23, 2001)

    4.1       Form of Common Stock Certificate (filed as Exhibit 3.1 to Form 10-SB, filed March 23, 2001)

    4.2       Form of Warrant Certificate (filed as Exhibit 4.2 to SB-2 Registration Statement filed September 22, 2003)

    4.3       Centrex Inc. Long Term  Incentive  Plan (filed as Exhibit 4.2 to Form 10-KSB, filed April 16, 2003)

    10.1      Modified License  Agreement  between Centrex,  Inc. and the University of California (filed as
              Exhibit 10.9 to Form 10-QSB filed August 19, 2002)

    10.2      Funds-In  Agreement  between Centrex,  Inc. and Los Alamos National  Laboratory dated November
              13, 2002 (filed as Exhibit 10.2 to Form 10-KSB filed April 16, 2004)
    10.3      Form of Indemnification Agreement (filed as Exhibit 6.5 to Form 10-SB filed March 23, 2001)

    10.4      Amended  Employment  Agreement  between  Centrex,  Inc. and Thomas R. Coughlin,  Jr. (filed as
              Exhibit 10.7 to SB-2 Registration Statement filed September 22, 2003)

    10.5      Micronics  Services  Agreement dated May 13, 2003 (filed as Exhibit 10.1 to SB-2  Registration
              Statement filed September 22, 2003)

    10.6      Stratos-Centrex  Services  Agreement  dated  May  23,  2003  (filed  as  Exhibit  10.2 to SB-2
              Registration Statement filed September 22, 2003)

    10.7      Stock  Purchase  Agreement  between  Centrex,  Inc. and Jack Luchese (filed as Exhibit 10.6 to
              SB-2 Registration Statement filed September 22, 2003)

    10.8      Amended Employment Agreement between Centrex,  Inc. and Jack Luchese (filed as Exhibit 10.5 to
              Form 10-KSB filed April 16, 2003)

    31        Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a),
              as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

    32        Certification  of Chief Executive  Officer and Chief Financial  Officer  Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***


***Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Centrex, Inc.


                                                /s/ THOMAS R. COUGHLIN, JR.

                                                -------------------------------
                                                Thomas R. Coughlin, Jr.

March 30, 2003