Form 10-K/A
period 2003-12-31
CENTREX INC
filed 2004-04-01
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1


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

Part II.
  Item 5.  Market for Common Equity and Related Shareholder Matters ........ 17
  Item 6.  Management's Discussion and Analysis or Plan of Operation........ 17
  Item 7.  Financial Statements............................................. 19
  Item 8.  Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................  34
  Item 8A. Controls and Procedures.........................................
  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act...........  34
  Item 10. Executive Compensation..........................................  35
  Item 11. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters..................  35
  Item 12. Certain Relationships and Related Transactions..................  35
  Item 13. Exhibits and Reports on Form 8-K................................  36
  Item 14. Principal Accountant Fees and Services..........................  36

Part III.
  Item 1.  Index to Exhibits...............................................  37
  Item 2.  Description of Exhibits.........................................  37

Signatures

PURPOSE OF THIS AMENDMENT NO. 1
-------------------------------

THIS AMENDMENT NO. 1 TO THE CENTREX FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003 IS BEING FILED TO INCLUDE THE NAME OF OUR AUDITOR, TULLIUS TAYLOR SARTAIN & SARTAIN, LLP, ON THEIR OPINION DATED MARCH 18, 2004; TO INCLUDE THE CONSENT OF TULLIUS TAYLOR SARTAIN & SARTAIN, LLP AS EXHIBIT 23.1; TO CHANGE THE WORDING IN PARAGRAPH 2 OF ITEM 8(A) FROM "SINCE DECEMBER 31, 2003" TO "DURING THE PERIOD COVERED BY THIS REPORT"; TO INCLUDE ADDITIONAL DICLOSURES RELATED TO THE OPTIONS OUTSTANDING AT DECEMBER 31, 2003; AND TO REVISE THE PAGE NUMBERING OF THE TABLE OF CONTENTS.


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


TULLIUS TAYLOR SARTAIN & SARTAIN,LLP

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

Note 6--Stock Options and Warrants Outstanding

The following table summarizes stock options and warrants as of December 31,
2003

                                                                                              Average
                           Employee Stock     Non-Employee                                   Exercise
                                  Options    Stock Options        Warrants          Total       Price
----------------------- ------------------ ---------------- --------------- -------------- -----------

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
                        ------------------ ---------------- --------------- --------------

Weighted Average Fair Value of Options granted during the period $0.05


The following table summarized information about stock options outstanding at December 31, 2003:



                                         Options Outstanding                             Options Exercisable
                        ------------------------------------------------------- --------------------------------------
                        Number           Weighted Average
Range of                Outstanding      Remaining           Weighted  Average  Number Exercisable  Weighted  Average
Exercise Prices         at 12/31/03      Contractual Life    Exercise Price     at 12/31/03         Exercise Price
----------------------- ---------------- ------------------- ------------------ ------------------- ------------------
Employees:
$0.05                    5,000,000       9.24 Years          $0.05               5,000,000          $0.05

Non-Employees:
$0.001-$0.50            13,382,000       9.17 Years          $0.04              13,382,000          $0.04

Warrants:
$0.001-$0.20            12,235,100       3.00 Years          $0.04              12,235,100          $0.04









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

         During the period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(3) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

    10.5      Micronics  Services  Agreement dated May 13, 2003 (filed as Exhibit 10.1 to SB-2  Registration
              Statement filed September 22, 2003)

    10.6      Stratos-Centrex  Services  Agreement  dated  May  23,  2003  (filed  as  Exhibit  10.2 to SB-2
              Registration Statement filed September 22, 2003)

    10.7      Stock  Purchase  Agreement  between  Centrex,  Inc. and Jack Luchese (filed as Exhibit 10.6 to
              SB-2 Registration Statement filed September 22, 2003)

    10.8      Amended Employment Agreement between Centrex,  Inc. and Jack Luchese (filed as Exhibit 10.5 to
              Form 10-KSB filed April 16, 2003)

    23.1      Consent of Tullius Taylor Sartain & Sartain, LLP***

    31.0      Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a),
              as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

    32.0      Certification  of Chief Executive  Officer and Chief Financial  Officer  Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***


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

March 31, 2003