Form 10QSB
period 2004-03-31
CENTREX INC
filed 2004-05-17
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 For the quarterly period ended March 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 141,264,794 shares of Common Stock, $0.001 par value, outstanding as of May 1, 2004.

Part I.  Financial Information

     Item 1.  Financial Information.....................................4-17

     Item2.   Plan of Operation.........................................18

     Item 3.  Controls and Procedures...................................25

Part II. Other Information

     Item 1.  Legal Proceedings.........................................25
     Item 2.  Changes in Securities and Use of Proceeds.................25
     Item 3.  Defaults upon Senior Securities...........................25
     Item 4.  Submission of Matters to a Vote of Security Holders.......25
     Item 5.  Other Information.........................................25
     Item 6.  Exhibits and Reports on Form 8-K..........................25

Signatures .............................................................26



                          PART 1--FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at September 30, 2003 (Unaudited).....................................................     4

Statements of Operations For The Period From Inception (October 6, 1998) To march 31, 2004 And For The
Three Months Ended March 31, 2004 and 2003 (Unaudited)..............................................     5

Statements of Cash Flows For The Period From Inception (October 6, 1998) to March 31, 2004 And For The
Three Months Ended March 31, 2004 and 2003 (Unaudited)..............................................     6

Notes to the Financial Statements (Unaudited).......................................................     7


                                 Centrex, Inc.
                         (A Development Stage Company)

                                 Balance Sheet
                          March 31, 2004 (Unaudited)


                                    ASSETS



Current Assets
Cash                                                                   $ 5,517
Prepaid Consulting Fees                                                296,491
Prepaid Expenses                                                           802
                                                                     ---------
Total Current Assets                                                   302,810
                                                                     ---------
Other Assets
Licensed Technology, net                                                 5,010
Other Assets                                                           107,096
Total Other Assets                                                     112,106
                                                                     ---------
TOTAL ASSETS                                                         $ 414,916
                                                                     =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                                      $ 43,279
Rent and Other Payables                                                  5,731
Accrued Payroll                                                         37,043
Due to Stratos                                                          57,874
Due to Micronics                                                       171,500
Due to University of California/Los Alamos                             248,990
Convertible Debentures                                                  75,000
Accrued Interest on Convertible Debentures                               4,879
Notes Payable to Related Parties                                        21,393
Accrued Interest on Notes Payable to Related Parties                    15,868
                                                                     ---------
Total Current Liabilities                                              681,557
                                                                     ---------
Shareholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
100,000 shares issued or outstanding                                       100
Common Stock, $0.001 par value, 250,000,000 shares authorized,
125,064,794 shares issued and outstanding                              125,065
Common Stock subscribed                                                (79,400)
Paid in Capital                                                     10,247,575
Deficit accumulated during the development stage                   (10,559,981)
                                                                     ---------
Total Shareholders' Deficit                                           (266,641)
                                                                     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                          $ 414,916
                                                                     =========



The accompanying notes are an integral part of the interim financial statements.



                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
          From Inception (October 6, 1998) Through March 31, 2004, and
         For The Three Months Ended March 31, 2004 and 2003 (Unaudited)



                                                From inception
                                              (October 6, 1998)         Three Months Ended
                                                       through    --------------------------------
                                                March 31, 2004    March 31, 2004    March 31, 2003
                                              ----------------    --------------    --------------

Stock transfer fees                                    $ 4,185           $ 1,085               $ -
Gain on early extinguishment of debt                    88,591                 -                 -
                                              ----------------    --------------    --------------

Expenses
Research and development                             1,299,752            71,140           106,710
Noncash consulting and legal expenses                4,694,304           461,280           557,474
Services contributed by employees                       40,125                 -                 -
Accrued Salaries                                       853,468            37,043                 -
Compensation cost for options granted                1,880,969                 -           460,034
Salary Expense                                         253,824            12,957                 -
General and administrative                           1,470,240           141,314           281,452
                                              ----------------    --------------    --------------
   Total operating expenses                         10,492,682           723,734         1,405,670
                                              ----------------    --------------    --------------
Operating loss                                     (10,399,906)         (722,649)       (1,405,670)

Interest expense                                       160,075             1,040             1,364
                                              ----------------    --------------    --------------
Net loss                                         $ (10,559,981)       $ (723,689)     $ (1,407,034)
                                              ================    ==============    ==============

Weighted average shares outstanding                 56,247,819       119,087,321        34,426,503
                                              ----------------    --------------    --------------
Loss per share (basic and diluted)                     $ (0.19)          $ (0.01)          $ (0.04)
                                              ----------------    --------------    --------------



The accompanying notes are an integral part of the interim financial statements.



                          (A Development Stage Company)

                            Statements of Cash Flows
             From Inception (October 6, 1998) Through March 31, 2004
         For The Three Months Ended March 31, 2004 and 2003 (Unaudited)




                                 From inception
                                                         (October 6, 1998)         Three Months Ended
                                                                  through    ----------------------------------
                                                           March 31, 2004    March 31, 2004      March 31, 2003
                                                         ----------------    --------------      --------------
Operating Activities
Net Loss                                                    $ (10,559,981)       $ (723,689)       $ (1,407,034)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                              413,093               111                 111
Compensation to employees and consultants                       1,497,325                 -                   -
Common Stock Issued for Services                                4,179,988           141,250             397,087
Compensation Cost for Non-Employee Options                      1,842,250                 -           1,008,750
Adjustment of LANL Development                                   (130,500)                -                   -
Value of services paid for by third parties                       318,500            99,000                   -
Gain on early extinguishment of debt                              (88,591)                -                   -
Change in Working Capital Accounts:
Prepaid expenses                                                 (297,293)          218,040            (489,753)
Deposit- LANL Development Agreement                              (106,710)                -                   -
Accounts payable                                                   43,279             4,862              50,040
Interest payable                                                  157,532             5,732               1,363
Payable to consultants                                                  -                 -             212,900
Accrued salaries                                                   37,043            20,618                   -
Payable to University of California/Los Alamos                    248,990            71,140              35,570
Payable to Micronics                                              171,500                 -                   -
Payable to Stratos                                                 57,874                 -                   -
Rent and other expenses payable to related parties                  5,731             3,919              53,381
                                                         ----------------    --------------      --------------
Net cash used in operating activities                          (2,209,970)         (159,017)           (137,585)
                                                         ----------------    --------------      --------------
Investing Activities
Purchase of EMFP Stock                                             71,400                 -                   -
Purchase of Licensed Technology                                    (7,000)                -                   -
Purchase of  Sponsored Research                                  (279,500)                -                   -
                                                         ----------------    --------------      --------------
Net cash used in investing opportunities                         (215,100)                -                   -
                                                         ----------------    --------------      --------------
Financing Activities
Sale of Preferred Stock to Third Parties                           50,000                 -              50,000
Sale of Common Stock for Cash to Third Parties                  2,253,500            91,900             248,116
Common stock subscribed                                           (79,400)           (4,400)            (75,000)
Payment of common stock subscribed                                 50,000                 -                   -
Less: Cost of Capital                                             (98,638)                -                   -
Convertible Debenture Loans                                        75,000            75,000                   -
Loans from Related Parties                                        403,858                 -                  10
Repayment of Loans from Related Parties                           (73,233)                -                   -
Repayment of Shareholder Loans                                   (150,500)                -                   -
                                                         ----------------    --------------      --------------
Net cash provided by financing activities                       2,430,587           162,500             223,126
                                                         ----------------    --------------      --------------
Change in Cash                                                      5,517             3,483              85,541

Cash at Beginning of Period                                             -             2,034              60,021
                                                         ----------------    --------------      --------------
Cash at End of Period                                             $ 5,517           $ 5,517           $ 145,562
                                                         ================    ==============      ==============

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest                                            $ 1,582               $ -                 $ -
                                                         ----------------    --------------      --------------

Non-cash investing and financing activities
Common stock issued as payment of loans to related parties      $ 206,925         $ 204,900           $ 204,900
Gain recognized upon settlement of note payable                    88,591                 -                   -
                                                         ----------------    --------------      --------------





The accompanying notes are an integral part of the interim financial statements.

                                  Centrex, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements
           From Inception (October 6, 1998) Through March 31, 2004 and
         For The Three Months Ended March 31, 2004 and 2003 (Unaudited)

Note 1--    Organization and Summary of Significant Accounting Policies

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

 In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", that provides guidance in determining when variable interest entities should be consolidated in the financial statements of the primary beneficiary. For the Company, the consolidation provisions of FIN 46, as revised, are effective in fiscal years beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

Note 2--    Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has no sources of revenue to fund the development of its planned product and to pay operating expenses, resulting in a cumulative net loss of $10,559,981 for the period from inception (October 6, 1998) to March 31, 2004, and a net loss of $723,689 and $1,407,034 for the three months ended March 31, 2004 and 2003, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--    Other Assets and Licensed Technology, Net

Other assets consisted primarily of $106,710 paid pursuant to the revised development agreement with the University and LANL. This amount represents a 90-day advance payment that will be held by LANL and used to pay the last three months of development pursuant to the agreement.

Note 4--    Commitments and Contingencies

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

Patent Applications related to single molecule detection method
The DNA-based single molecule detection method is patent-pending. The method is owned by the University of California, and in December of 1999, they filed a U.S. patent application. An initial ruling by the U.S. Patent & Trademark Office ("USPTO") rejected the claims in the patent application. The University of California filed an appeal on August 22, 2002. Although Centrex has recently learned that LANL officials were contacted by USPTO via telephone that the patent claims will be allowed and that LANL is now awaiting written confirmation and a publication date from the USPTO, there is no assurance that a patent will be issued. The University of California has filed patent applications in Canada, Europe, and Japan. No patents have been issued from those jurisdictions, and there is no assurance that any will be issued.

Payable to University of California pursuant to revised development agreement The revised development agreement with the University of California dated November 13, 2002 obligates the Company to pay $640,226, of which $391,270 has been paid to date and $248,990, is presently due. The Company does not have the funds necessary to pay the $248,990 presently due. According to the terms of the Modified License, the University of California may have the right to terminate the license if the Company is unable to pay the amount due.

Agreement with Micronics
On May 13, 2003, the Company entered into an agreement with Micronics, Inc. ("Micronics"). Micronics provides custom designed lab cards and integrated systems on behalf of clients using intellectual property that is proprietary to Micronics. Pursuant to the agreement, Micronics has devised a comprehensive project outline that targets delivery of reproducible working prototype lab cards to be used in the prototype of the Company's planned product. During 2003, the Company paid Micronics $75,000 and owed $171,500 at March 31, 2004. The Company presently does not have the funds to pay Micronics. There is no assurance that Micronics will continue to work on the project without being paid.

Agreement with Stratos
On May 23, 2003, the Company entered into an agreement with Stratos Product Development, LLC ("Stratos"), a Washington Company specializing in design and engineering services, to build a commercial version of the Company's planned product. Stratos has provided the Company with a development plan that consists of five phases--Initial Prototype, Alpha Prototype, Beta Prototype, Pre-Production Prototype, and Final Product. Development of the commercial version of the Company's planned product is in the Initial Prototype phase. During 2003, the Company had paid Stratos $150,000 and at March 31, 2004 owed an additional $57,874. The Company presently does not have the funds to pay Stratos. There is no assurance that Stratos will continue to work on the project without being paid.

Employment Agreement with Dr. Thomas R. Coughlin
The Company has an employment agreement with Dr. Thomas Coughlin, its Chief Executive Officer, which automatically renews for successive two-year periods after May 1, 2004, wherein Dr. Coughlin is to receive an annual salary of $200,000 payable in 24 semi-monthly installments. The agreement provides for customary employee benefits, bonuses, reimbursement of expenses, and indemnification. If Dr. Coughlin resigns or is terminated, then he may be entitled to a separation payment of up to two-year's salary plus benefits and bonuses. The Company is dependent upon the services of Dr. Coughlin, and the loss of his services together with its inability to find a qualified replacement could have a material adverse effect on its business. The Company presently does not have the funds to pay Dr. Coughlin the $37,043 in past due salary for 2004 or to fund his employment agreement for the remainder of 2004. There is no assurance that Dr. Coughlin will continue to work without being paid.

Dispute with Former Consultants
The Company is involved in a dispute with two former consultants regarding agreements entered into during 2002 and 2003. See Note 8- "Legal Proceedings".

Note 5--    Convertible Debenture

During January 2004, the Company received $75,000 in cash from the sale of a convertible debenture. The debenture bears interest at the rate of 35% and matures on July 21, 2004. The $75,000 principal amount of the debenture plus accrued interest is convertible at any time on or before July 21, 2004 into shares of Company common stock at the then market price. Prior to maturity, the Company may prepay the debenture in whole or in part, plus accrued interest. At March 31, 2004, the accrued interest related to this transaction amounted to $4,879.

Note 6--    Common Stock

During the first quarter of 2004, the Company issued 9,090,000 shares of its common stock pursuant to the exercise of options and warrants. The exercise prices ranged from $.001 to $.05 per share. The Company received $84,800 in cash, recorded receivables of $4,400 and recorded legal fees of $2,700 in connection with the transactions. 3,400,000 of shares resulting from the option exercise were issued by third parties to consultants working on the Company's behalf. As such, the Company recognized a value for these shares ranging from $.028 to $.045 per share. The total value of $99,000 was recorded as additional paid in capital.

During the first quarter of 2004, the Company issued 4,700,000 shares of its common stock pursuant to various consulting and financial advisory service agreements. 4,300,000 of the shares issued have the right to be included in the Company's next registration statement. The Company recorded $135,250 as a prepaid asset related to these transactions. This amount will be amortized over the life of the agreements. Additionally, the Company recorded $6,000 in consulting expense related to these transactions.

Note 7--    Stock Options and Warrants Outstanding

The following table summarizes stock options and warrants as of March 31, 2004



                                 Employee Stock     Non-Employee
                                 Options            Stock Options    Warrants        Total
-------------------------------- ------------------ ---------------- --------------- --------------

Balance at 12/31/03              5,000,000          13,382,000       12,235,100      30,617,100
Granted                          --                 --               --              --
Exercised                        --                 (4,690,000)      (4,400,000)     (9,090,000)
Forfeited                        --                 --               --              --
                                 ------------------ ---------------- --------------- --------------
Balance at 03/31/04              5,000,000            8,692,000        7,835,100     21,527,100
                                 ------------------ ---------------- --------------- --------------
Weighted Average
Exercise Price                   $0.05              $0.05            $0.10           $0.07




The following table summarizes information about stock options outstanding at March 31, 2004:





                                          Options Outstanding                           Options Exercisable
                        -------------------------------------------------------- -----------------------------------
                                          Weighted    Average
                        Number            Remaining            Weighted          Number            Weighted
Range of                Outstanding       Contractual Life     Average           Exercisable       Average
Exercise Prices         at 03/31/04                            Exercise Price    at 03/31/04       Exercise Price
----------------------- ----------------- -------------------- ----------------- ----------------- -----------------
Employees:
     $0.05              5,000,000         8.99 Years           $0.05             5,000,000         $0.05
Non-Employees:
     $0.001-$0.50       8,692,000         8.92 Years           $0.05             8,692,000         $0.05
Warrants:
     $0.001-$0.20       7,835,100         2.75 Years           $0.10             7,835,100         $0.10




Stock Options

There were no options issued during the first quarter of 2004

Warrants

There were no warrants issued during the first quarter of 2004.

Note 8--    Related Party Transactions

Centrex leases approximately 4,200 square feet of commercial office space pursuant to a lease that expires December 31, 2004. The monthly lease rate for the office space is $6,300. The office space is shared with other companies in which Centrex's officer and its employees may be officers, directors, employees or shareholders. In addition to office space, Centrex shares staff and other administrative expenses with these other companies. From time to time, Centrex and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses.

As of March 31, 2004, the Company owed $21,393 in principal and $15,868 in accrued interest to Quasar Irrevocable Trust. The note is presently in default and accrues interest at 16% per year. On June 21, 2002, a motion for summary judgment was granted to Quasar Irrevocable Trust for $20,833 in principal, $10,725 in interest, and $2,099 in attorney's fees related to their petition filed November 19, 2001, demanding payment for outstanding loans due from Centrex. On September 16, 2002, Quasar Irrevocable Trust presented an order of garnishment and was paid $490 toward its summary judgment.

Note 9--    Legal Proceedings

Centrex, et al vs. Slicker
Centrex is a plaintiff in a lawsuit filed in the district court of Tulsa County on January 24, 2002 against Frederick Slicker, our former corporate counsel. The petition alleges that Slicker took various actions which were against the interests of the Centrex, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs which constitutes negligence. We are seeking compensatory and punitive damages. On March 25, 2002, Slicker filed counterclaims against Centrex and individuals that have indemnification agreements with Centrex, alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Slicker is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that Slicker's counterclaims are frivolous and it intends to vigorously defend against such claims; however, there is no assurance that the Company will prevail in this case.

Centrex, Inc. vs. Investrend Communications, Inc.
On February 27, 2004, the Company filed a lawsuit against Investrend Communication, Inc. ("Investrend") in the United States District Court for the Northern District of Oklahoma. At issue is an agreement initiated in November 2002, whereby Investrend was to perform analyst coverage of the Company. Pursuant to the terms of that agreement, the Company paid Investrend $9,700. The Company believes that Investrend breached the terms of the agreement and seeks a nullification of the agreement and the return of the $9,700 paid to Investrend along with reasonable attorney fees. There is no assurance that Centrex will prevail in this case.

Cyppek vs.  Centrex, Inc.
On March 17, 2004, Andreas Cyppek filed a lawsuit against Centrex in the United States District Court for the Northern District of Oklahoma. At issue is 2,500,000 shares of Centrex common stock that Cyppek alleges were issued as payment for services and which Centrex alleges were issued pursuant to a subscription agreement for $75,000 which Cyppek never paid. He is seeking the Court to compel Centrex to lift the restrictive legend on the certificate. Centrex intends to vigorously defend itself and plans to file a counter claim against Cyppek seeking the return of the 2,500,000 shares. There is no assurance, however, that Centrex will prevail in this case.

Possible Legal Proceedings with Jack Luchese
On March 24, 2003 Centrex entered into an amended agreement with Jack Luchese to become Centrex's new Chief Executive Officer on a full-time basis if Centrex was successful in raising at least $2,000,000 (net of fees and expenses) on or before January 1, 2004. In the interim, he agreed to be a consultant to Centrex. However, the arrangements were placed on hold pending renegotiation of the agreement. During the renegotiation process Luchese was not serving Centrex on a formal basis. For most of 2003 Centrex and Luchese have been attempting to negotiate a separation agreement. In connection with his amended agreement, Luchese also purchased 100,000 shares of preferred stock of Centrex, Inc. which were convertible into shares of common stock ranging from 7.5% of the outstanding common shares to 15% of the outstanding common shares at the time of conversion, subject to certain conditions. In January of 2004 and on April 21, 2004 in an amendment, Luchese filed a Form 3 and a Form 13(d) declaring his ownership of 20,358,625 shares of common stock of Centrex pursuant to the conversion of the preferred stock. Centrex has not issued the 20,358,625 shares of common stock to Luchese. The Company believes that he breached the terms of his agreements, thus the conversion rights regarding the preferred shares are void. The outcome of our dispute with Luchese is uncertain and we do not know if the differences between the parties will result in litigation.

Note 10--   Subsequent Events

On April 1, 2004, the Company issued 500,000 shares of its common stock to a consultant for services relating to investor relations.

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

 (i)  Cash Requirements

     As of March 31, 2004, management estimated that the Company's cash resources were not enough to meet the Company's estimated funding requirements for the remainder of the year. The Company must complete additional financing initiatives in 2004 to generate the liquidity necessary to continue its operations. The Company presently has a "best efforts" investment banking agreement with H.D. Brous & Company, however, no funds have been raised to date pursuant to that agreement. Due to the current economic conditions, the Company may not be able to secure additional financing on terms it deems acceptable. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company's may be required to limit or cease its research and development activities or other operations, or otherwise modify its business strategy. Because of these uncertainties, in their last annual audit, the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

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

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO COMMERCIALIZE OUR TECHNOLOGY. WE MAY HAVE DIFFICULTY RAISING CAPITAL WHEN WE NEED IT, OR AT ALL. RAISING SUCH CAPITAL MAY DILUTE STOCKHOLDER VALUE
         We do not anticipate having a product for sale until our planned product is commercialized, which could take several more years. We must complete additional financing initiatives during 2004 to generate the funds necessary to continue our operations. Our present financial commitments through the end of 2004 include $248,996 to the University of California pursuant to the revised development agreement, approximately $1,100,000 to complete the Initial Prototype phase of development for our planned product , an estimated $200,000 pursuant to Dr. Coughlin's employment agreement, and an estimated $250,000 for legal and administrative expenses. We presently do not have the funds to fulfill these obligations, and we will have to raise additional capital during 2004 to fund these obligations. Any significant delay in funding the development of our planned product could harm our future prospects. We estimate that during 2005, approximately $10,000,000 will be required to advance product development through the Final Product phase. Due to current economic conditions, we may not be able to secure additional financing at all, or on terms it deems acceptable. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to limit or cease our activities, or otherwise modify our business strategy, which could materially harm our future business prospects.

IF WE DO NOT OBTAIN THE NECESSARY FUNDS TO PAY THE MONTHLY OBLIGATION PURSUANT TO THE REVISED DEVELOPMENT AGREEMENT, LOS ALAMOS MAY HAVE THE RIGHT TO TERMINATE THE LICENSE. THIS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE PROSPECTS.
         We presently do not have the funds necessary to pay the $248,996 presently due pursuant to the revised development agreement with the University. If we are not successful in raising the capital necessary to fund the remaining monthly obligation, then Los Alamos may have the right to terminate the license, which could have a material adverse effect on our future prospects.

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

IF A U.S. PATENT FOR THE SINGLE MOLECULE DETECTION TECHNOLOGY IS NOT ISSUED, COMPETITORS WILL BE ABLE TO COPY AND SELL PRODUCTS SIMILAR TO OURS WITHOUT PAYING A ROYALTY. THIS COULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR ABILITY TO COMPETE.
          The single molecule detection method is owned by the University of California. On December 3, 1999 they filed a U.S. patent application covering the technology. The U.S. Patent & Trademark Office ("USPTO") initially rejected the claims in the patent application and the University filed an appeal. Although we have recently learned that LANL officials were contacted by USPTO via telephone that the patent claims will be allowed and that LANL is now awaiting written confirmation and a publication date from the USPTO, there is no assurance that a patent will be issued. The University of California has also filed patent applications in Canada, Europe, and Japan. No patents have been issued and there is no assurance that any will be issued. If a U.S. patent is not issued, then we have no protection for the technology for our primary geographic market. If our planned product is commercialized, the lack of U.S. or foreign patent protection could allow competitors to copy and sell products similar to ours without paying a royalty. This could negatively affect our ability to compete.

THE SINGLE MOLECULE DETECTION METHOD IS LICENSED TO US BY A THIRD PARTY. IF WE ARE UNABLE TO CONTINUE TO LICENSE THIS TECHNOLOGY, OUR FUTURE PROSPECTS COULD BE HARMED.
         We license the single molecule detection method from the University of California. To maintain our license with them, we must pay them $5,000 each year the license is in effect and pay 3.5% royalties on product sales and 50% of payments received from sublicensees. Our failure to fulfill any term of the license agreement may be grounds for the University to terminate the license. The technology we license from them would be difficult to replace. The loss of the technology license would result in delays in the availability of our planned products until equivalent technology, if available, is identified, licensed and integrated. This could harm our future prospects.

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


WE ARE INVOLVED IN A DISPUTE WITH A FORMER CONSULTANT CONCERNING AGREEMENTS ENTERED INTO IN EARLY 2003. IF WE CANNOT RESOLVE THIS DISPUTE, WE MAY BECOME INVOLVED IN LITIGATION. A SETTLEMENT OR LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
         On March 24, 2003 we entered into an amended agreement with Jack Luchese to become our new Chief Executive Officer on a full-time basis if we were successful in raising at least $2,000,000 (net of fees and expenses) on or before January 1, 2004. In the interim, he agreed to be a consultant to us. However, the arrangements were placed on hold pending renegotiation of the agreement. During the renegotiation process Luchese was not serving us on a formal basis. For most of 2003 we and Luchese have been attempting to negotiate a separation agreement. In connection with his amended agreement, Luchese also purchased 100,000 shares of preferred stock of Centrex, Inc. which were convertible into shares of common stock ranging from 7.5% of our outstanding common shares to 15% of our outstanding common shares at the time of conversion, subject to certain conditions, which were not fulfilled. In January of 2004, Luchese filed a Form 3 declaring his ownership of 20,358,625 shares of our common stock pursuant to his conversion of the preferred shares. We have not issued the 20,358,625 shares of common stock to Luchese. We believe that he breached the terms of his agreements, thus the conversion rights regarding the preferred shares are void. The outcome of our dispute with Luchese is uncertain and we do not know if the differences between the parties will result in litigation. If a court compels us to issue him the 20,358,625 shares, his ownership may allow him to exercise substantial influence over our business and the election of directors, and his ownership may be dilutive to existing stockholders or otherwise have an adverse effect on our current or future business prospects.

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

ALTHOUGH WE BELIEVE THAT OUR SYSTEM OF DISCLOSURE CONTROLS AND INTERNAL CONTROLS OVER FINANCIAL REPORTING ARE ADEQUATE, SUCH CONTROLS ARE SUBJECT TO INHERENT LIMITATIONS.
         Although we believe that our system of disclosure controls and internal controls over financial reporting are adequate, we can not assure you that such controls will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

AS OUR ONLY DIRECTOR, MR. COUGHLIN HAS THE ABILITY TO UNILATERALLY MAKE BUSINESS DECISIONS FOR US. BECAUSE WE HAVE ONLY ONE DIRECTOR, THERE ARE NO PROCEDURES IN PLACE TO RESOLVE POTENTIAL CONFLICTS AND TO EVALUATE RELATED PARTY TRANSACTIONS THAT ARE TYPICALLY REVIEWED BY INDEPENDENT DIRECTORS.
         As the only director, Mr. Coughlin has the ability to unilaterally make business decisions on our behalf. Because we do not maintain officer and director liability insurance and because the cost of obtaining such coverage is prohibitive, we do not expect to be able to attract any independent directors. Because we have only one director, there are no procedures in place to resolve potential conflicts and evaluate related party transactions that are typically reviewed by independent directors.

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

Date: May 14, 2004