Form 10QSB
period 2004-06-30
CENTREX INC
filed 2004-08-23
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.) YES [ X ]   NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 162,139,794 shares of Common Stock, $0.001 par value, outstanding as of August 15 2004.

Part I.  Financial Information

     Item 1.  Financial Information..................................   4-12

     Item2.   Plan of Operation......................................   13

     Item 3.  Controls and Procedures................................   22

Part II. Other Information

     Item 1.  Legal Proceedings......................................   23
     Item 2.  Changes in Securities and Use of Proceeds..............   23
     Item 3.  Defaults upon Senior Securities........................   23
     Item 4.  Submission of Matters to a Vote of Security Holders....   23
     Item 5.  Other Information......................................   23
     Item 6.  Exhibits and Reports on Form 8-K.......................   23

Signatures ..........................................................   24

                          PART 1--FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

Balance Sheet at June 30, 2004 (Unaudited)...............................     4

Statements of Operations For The Period From Inception
October 6, 1998) To June 30, 2004 And For The Six Months
Ended June 30, 2004 and 2003 And For The Three Months Ended
June 30, 2004 and 2003(Unaudited)........................................     5

Statements of Cash Flows For The Period From Inception
(October 6, 1998) to June 30, 2004 And For The Six Months
Ended June 30, 2004 and 2003 (Unaudited).................................     6

Notes to the Financial Statements (Unaudited)............................     7

                                 Centrex, Inc.
                         (A Development Stage Company)

                                 Balance Sheet
                           June 30, 2004 (Unaudited)


                                    ASSETS



Current Assets
Cash                                                                     $ 417
Prepaid Consulting Fees                                                740,246
Related Party Receivables                                               21,864
Prepaid Expenses                                                           802
                                                                  ------------
Total Current Assets                                                   763,329
                                                                  ------------
Other Assets
Licensed Technology, net                                                 4,907
Other Assets                                                           107,089
                                                                  ------------
Total Other Assets                                                     111,996
                                                                  ------------
TOTAL ASSETS                                                         $ 875,325
                                                                  ============
                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                                      $ 80,813
Rent and Other Payables                                                325,983
Accrued Payroll                                                         87,725
Due to Stratos                                                          57,874
Due to Micronics                                                       171,500
Due to University of California/Los Alamos                             248,990
Convertible Debentures                                                  75,000
Accrued Interest on Convertible Debentures                              11,441
Notes Payable to Related Parties                                        21,393
Accrued Interest on Notes Payable to Related Parties                    16,722
                                                                  ------------
Total Current Liabilities                                            1,097,441
                                                                  ------------
Shareholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
100,000 shares issued or outstanding                                       100
Common Stock, $0.001 par value, 250,000,000 shares authorized,
144,764,794 shares issued and outstanding                              144,765
Common Stock subscribed                                                (75,000)
Paid in Capital                                                     10,791,575
Deficit accumulated during the development stage                   (11,083,556)
                                                                  ------------
Total Shareholders' Deficit                                           (222,116)
                                                                  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                          $ 875,325
                                                                  ============




The accompanying notes are an integral part of the interim financial statements.


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
           From Inception (October 6, 1998) Through June 30, 2004, and
  For The Six Months and Three Months Ended June 30, 2004 and 2003 (Unaudited)


                                            From inception
                                          (October 6, 1998)           Six Months Ended                 Three Months Ended
                                                   through     -------------------------------     -------------------------------
                                             June 30, 2004     June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                          ----------------     -------------     -------------     -------------     -------------
Stock transfer fees                                $ 4,655           $ 1,555             $ 710             $ 470             $ 490
Gain on early extinguishment of debt                88,591                 -                 -                 -                 -
                                          ----------------     -------------     -------------     -------------     -------------

Expenses
Research and development                         1,299,752            71,140           223,420                 -           116,710
Noncash consulting and legal expenses            5,080,349           847,325         1,705,696           385,745           723,111
Services contributed by employees                   40,125                 -                 -                 -                 -
Accrued Salaries                                   904,150            87,725                 -            50,000                 -
Compensation cost for options granted            1,880,969                 -                 -                 -                 -
Salary Expense                                     253,142            12,275            83,958                              66,666
General and administrative                       1,545,213           216,287           543,437            80,152           244,134
                                          ----------------     -------------     -------------     -------------     -------------
   Total operating expenses                     11,003,700         1,234,752         2,556,511           515,897         1,150,621
                                          ----------------     -------------     -------------     -------------     -------------
Operating loss                                 (10,910,454)       (1,233,197)       (2,555,801)         (515,427)       (1,150,131)

Interest expense                                   173,102            14,067             1,936             8,149               572
                                          ----------------     -------------     -------------     -------------     -------------
Net loss                                     $ (11,083,556)     $ (1,247,264)     $ (2,557,737)       $ (523,576)     $ (1,150,703)
                                          ================     =============     =============     =============     =============

Weighted average shares outstanding             66,432,943       129,739,794        45,465,445       140,562,572        56,527,850
                                          ----------------     -------------     -------------     -------------     -------------
Loss per share (basic and diluted)                 $ (0.17)          $ (0.01)          $ (0.06)          $ (0.00)          $ (0.02)
                                          ----------------     -------------     -------------     -------------     -------------





The accompanying notes are an integral part of the interim financial statements.


                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
             From Inception (October 6, 1998) Through June 30, 2004
           For The Six Months Ended June 30, 2004 and 2003 (Unaudited)



                                                         From inception
                                                       (October 6, 1998)           Six Months Ended
                                                                through    --------------------------------
                                                          June 30, 2004    June 30, 2004      June 30, 2003
                                                       ----------------    -------------      -------------
Operating Activities
Net Loss                                                  $ (11,083,556)    $ (1,247,264)      $ (2,557,737)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                            413,204              222                222
Compensation to employees and consultants                     1,497,325                -            177,000
Common Stock Issued for Services                              4,704,988          666,250            791,087
Compensation Cost for Non-Employee Options                    1,842,250                -          1,008,750
Adjustment of LANL Development                                 (130,500)               -                  -
Value of services paid for by third parties                     322,500          103,000                  -
Repayment of amount due to related party                         14,500           14,500                  -
Gain on early extinguishment of debt                            (88,591)               -                  -
Change in Working Capital Accounts:
Prepaid expenses                                               (741,048)        (225,715)           (77,441)
Receivables                                                     (21,864)         (21,864)                 -
Deposit- LANL Development Agreement                            (106,710)               -                  -
Accounts payable                                                 80,813           42,396            (11,255)
Interest payable                                                164,948           13,148              1,935
Accrued salaries                                                 87,725           71,300                  -
Payable to University of California/Los Alamos                  248,990           71,140                  -
Payable to Micronics                                            171,500                -                  -
Payable to Stratos                                               57,874                -            (25,000)
Rent and other expenses payable to related parties              325,982          324,170              6,767
                                                       ----------------    -------------      -------------
Net cash used in operating activities                        (2,239,670)        (188,717)          (685,672)
                                                       ----------------    -------------      -------------
Investing Activities
Purchase of EMFP Stock                                           71,400                -                  -
Purchase of Licensed Technology                                  (7,000)               -                  -
Purchase of  Sponsored Research                                (279,500)               -                  -
                                                       ----------------    -------------      -------------
Net cash used in investing opportunities                       (215,100)               -                  -
                                                       ----------------    -------------      -------------
Financing Activities
Sale of Preferred Stock to Third Parties                         50,000                -             50,000
Sale of Common Stock for Cash to Third Parties                2,273,700          112,100            969,353
Common stock subscribed                                         (75,000)               -            (75,000)
Payment of common stock subscribed                               50,000                -                  -
Less: Cost of Capital                                           (98,638)               -                  -
Convertible Debenture Loans                                      75,000           75,000                  -
Loans from Related Parties                                      403,858                -                 10
Repayment of Loans from Related Parties                         (73,233)               -                  -
Repayment of Shareholder Loans                                 (150,500)               -                  -
                                                       ----------------    -------------      -------------
Net cash provided by financing activities                     2,455,187          187,100            944,363
                                                       ----------------    -------------      -------------
Change in Cash                                                      417           (1,617)           258,691

Cash at Beginning of Period                                           -            2,034             60,021
                                                       ----------------    -------------      -------------
Cash at End of Period                                             $ 417            $ 417          $ 318,712
                                                       ================    =============      =============

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest                                          $ 1,582              $ -                $ -
                                                       ----------------    -------------      -------------

Non-cash investing and financing activities
Common stock issued as payment of loans to related parties      $ 2,025              $ -          $ 204,900
Gain recognized upon settlement of note payable                  88,591                -                  -
                                                       ----------------    -------------      -------------




The accompanying notes are an integral part of the interim financial statements.

                                 Centrex, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements
           From Inception (October 6, 1998) Through June 30, 2004 and For The Six Months Ended June 30, 2004 and 2003 (Unaudited)


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

Organization and Nature of Operations
Centrex is a development-stage company that is seeking to develop and commercialize a system to rapidly detect harmful pathogens. Single Molecule Nucleic Acid Detection ("SMD"), the patented technology upon which its planned product is based, was invented by scientists at Los Alamos National Laboratory ("Los Alamos"). The technology is designed to rapidly detect bacteria or viruses by matching the RNA or DNA of the organism. Centrex owns the exclusive worldwide license to SMD. Centrex does not have any products for sale presently, and it will take a significant amount of time, if not several years, before it has any products for sale. Centrex's product development plan requires an estimated $10,000,000 in capital investment, to be obtained in phases over a period of approximately two years. Centrex is presently seeking the capital necessary to fund the product development plan and it may not be successful in raising any capital when needed, on terms acceptable to the Company, or at all. Centrex's business is subject to numerous and significant risks and uncertainties, which are more fully described in "RISK FACTORS" in the Company's SEC Filings.

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

Note 2--    Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has no sources of revenue to fund the development of its planned product and to pay operating expenses, resulting in a cumulative net loss of $11,083,556 for the period from inception (October 6, 1998) to June 30, 2004, and a net loss of $1,247,264 and $2,557,737 for the six months ended June 30, 2004 and 2003, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Foreign Patent Applications related to single molecule detection method
-----------------------------------------------------------------------
On June 1, 2004, the University was granted a United States Patent covering the SMD technology. The University has filed patent applications in Canada, Europe, and Japan, however, we are not aware that any foreign patents have been issued and there is no assurance that any foreign patents will be issued.

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

Agreement with Micronics
------------------------
On May 13, 2003, the Company entered into an agreement with Micronics, Inc. ("Micronics"). Micronics provides custom designed lab cards and integrated systems on behalf of clients using intellectual property that is proprietary to Micronics. Pursuant to the agreement, Micronics has devised a comprehensive project outline that targets delivery of reproducible working prototype lab cards to be used in the prototype of the Company's planned product. During 2003, the Company paid Micronics $75,000 and owes $171,500 at June 30, 2004. The Company presently does not have the funds to pay Micronics. There is no assurance that Micronics will continue to work on the project without being paid.

Agreement with Stratos
----------------------
On May 23, 2003, the Company entered into an agreement with Stratos Product Development, LLC ("Stratos"), a Washington Company specializing in design and engineering services, to build a commercial version of the Company's planned product. Stratos has provided the Company with a development plan that consists of five phases--Initial Prototype, Alpha Prototype, Beta Prototype, Pre-Production Prototype, and Final Product. Development of the commercial version of the Company's planned product is in the Initial Prototype phase. During 2003, the Company had paid Stratos $150,000 and at June 30, 2004 owes an additional $57,874. The Company presently does not have the funds to pay Stratos. There is no assurance that Stratos will continue to work on the project without being paid.

Employment Agreement with Dr. Thomas R. Coughlin
------------------------------------------------
The Company has an employment agreement with Dr. Thomas Coughlin, its Chief Executive Officer, which automatically renews for successive two-year periods after May 1, 2004, wherein Dr. Coughlin is to receive an annual salary of $200,000 payable in 24 semi-monthly installments. The agreement provides for customary employee benefits, bonuses, reimbursement of expenses, and indemnification. If Dr. Coughlin resigns or is terminated, then he may be entitled to a separation payment of up to two-year's salary plus benefits and bonuses. The Company is dependent upon the services of Dr. Coughlin, and the loss of his services together with its inability to find a qualified replacement could have a material adverse effect on its business. The Company presently does not have the funds to pay Dr. Coughlin the $87,725 in past due salary for 2004 or to fund his employment agreement for the remainder of 2004. There is no assurance that Dr. Coughlin will continue to work without being paid.

Dispute with Former Consultants
-------------------------------
The Company is involved in a dispute with two former consultants regarding agreements entered into during 2002 and 2003. See Note 9- "Legal Proceedings".


Note 5--    Convertible Debenture

During January 2004, the Company received $75,000 in cash from the sale of a convertible debenture. The debenture bears interest at the rate of 35% and matures on July 21, 2004. The $75,000 principal amount of the debenture plus accrued interest is convertible at any time on or before July 21, 2004 into shares of Company common stock at the then market price. Prior to maturity, the Company may prepay the debenture in whole or in part, plus accrued interest. At June 30, 2004, the accrued interest related to this transaction amounted to $11,441.

Note 6--    Common Stock

During the six month period ended June 30, 2004, the Company issued 9,290,000 shares of its common stock pursuant to the exercise of options and warrants. The exercise prices ranged from $.001 to $.05 per share. The Company received $92,100 in cash and recorded legal fees of $2,700 in connection with the transactions.

During the six month period ended June 30, 2004, the Company issued 22,200,000 shares of its common stock pursuant to various consulting and financial advisory service agreements. Of these shares, 4,300,000 shares have the right to be included in the Company's next registration statement. As of June 30, 2004, the Company had prepaid expenses relating to consulting transactions in the amount of $740,246. This amount will be amortized over the remaining life of the agreements. Additionally, for the six month period ended June 30, 2004, the Company recorded $573,526 in consulting expense related to all equity based consulting transactions.

During six month period ended June 30, 2004, the Company sold 2,000,000 shares of its common stock to six investors. The purchase price of the shares was $0.01 per share which was the closing price on the day of purchase less a 50% reduction for the restrictive nature of the shares. The Company received $20,000 as a result of these transactions.

Note 7--    Stock Options and Warrants Outstanding

The following table summarizes stock options and warrants as of June 30, 2004


                                 Employee    Stock  Non-Employee
                                 Options            Stock Options    Warrants        Total
-------------------------------- ------------------ ---------------- --------------- --------------

Balance at 12/31/03              5,000,000          13,382,000       12,235,100      30,617,100
Granted                          --                 --               --              --
Exercised                        --                 (4,690,000)      (4,600,000)     (9,290,000)
Forfeited                        --                 --               --              --
                                 ------------------ ---------------- --------------- --------------
Balance at 06/30/04              5,000,000            8,692,000        7,635,100     21,327,100
                                 ------------------ ---------------- --------------- --------------
Weighted Average
Exercise Price                   $0.05              $0.05            $0.10           $0.07

The following table summarizes information about stock options outstanding at June 30, 2004:

                                          Options Outstanding                           Options Exercisable
                        -------------------------------------------------------- -----------------------------------
                                          Weighted    Average
                        Number            Remaining            Weighted          Number            Weighted
Range of                Outstanding       Contractual Life     Average           Exercisable       Average
Exercise Prices         at 06/30/04                            Exercise Price    at 06/30/04       Exercise Price
----------------------- ----------------- -------------------- ----------------- ----------------- -----------------
Employees:
     $0.05              5,000,000         8.74 Years           $0.05             5,000,000         $0.05
Non-Employees:
     $0.001-$0.50       8,692,000         8.67 Years           $0.05             8,692,000         $0.05
Warrants:
     $0.001-$0.20       7,635,100         2.50 Years           $0.10             7,635,100         $0.10


Stock Options

There were no options issued during the six month period ended June 30, 2004.

Warrants

There were no warrants issued during the six month period ended June 30, 2004.

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

During the six months ended June 30, 2004, approximately $103,000 of Company expenses were paid by third parties. The Company recorded the expense and an offsetting entry to paid in capital.

Quasar Trust
As of June 30, 2004, the Company owed $21,393 in principal and $16,722 in accrued interest to Quasar Irrevocable Trust. The note is presently in default and accrues interest at 16% per year. On June 21, 2002, a motion for summary judgment was granted to Quasar Irrevocable Trust for $20,833 in principal, $10,725 in interest, and $2,099 in attorney's fees related to their petition filed November 19, 2001, demanding payment for outstanding loans due from Centrex. On September 16, 2002, Quasar Irrevocable Trust presented an order of garnishment and was paid $490 toward its summary judgment.

Note 9--    Legal Proceedings

Centrex, et al vs. Slicker
Centrex is a plaintiff in a lawsuit filed in the district court of Tulsa County on January 24, 2002 against Frederick Slicker, our former corporate counsel. The petition alleges that Slicker took various actions which were against the interests of Centrex, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs which constitutes negligence. We are seeking compensatory and punitive damages. On March 25, 2002, Slicker filed counterclaims against Centrex and individuals that have indemnification agreements with Centrex, alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Slicker is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that Slicker's counterclaims are frivolous and it intends to vigorously defend against such claims; however, there is no assurance that the Company will prevail in this case.

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

Cyppek vs.  Centrex, Inc.
On March 17, 2004, Andreas Cyppek filed a lawsuit against Centrex in the United States District Court for the Northern District of Oklahoma. Subsequent to June 30, 2004, the case was settled pursuant to a confidential settlement agreement.

Possible Legal Proceedings with Jack Luchese
On March 24, 2003 Centrex entered into an amended agreement with Jack Luchese to become Centrex's new Chief Executive Officer on a full-time basis if Centrex was successful in raising at least $2,000,000 (net of fees and expenses) on or before January 1, 2004, which did not occur. In connection with the amended agreement, Luchese also purchased 100,000 shares of preferred stock of Centrex, Inc. which were convertible into shares of common stock ranging from 7.5% of the outstanding common shares to 15% of the outstanding common shares at the time of conversion, subject to certain conditions. In January of 2004 and on April 21, 2004 in an amendment, Luchese filed a Form 3 and a Form 13(d) declaring his ownership of 20,358,625 shares of common stock of Centrex pursuant to the conversion of the preferred stock. Centrex has not issued the 20,358,625 shares of common stock to Luchese. The Company believes that he breached the terms of his agreements, thus the conversion rights regarding the preferred shares are void. The outcome of this dispute is uncertain and we do not know if the differences between the parties will result in litigation.

Note 10--   Subsequent Events

During July 2004, the Company issued 1,600,000 shares of its common stock to its corporate counsel. The shares were valued at $0.01 per share which was the price on the day of the transaction less a 50% reduction for the restrictive nature of the stock. The Company recorded $16,000 in legal expense related to the transaction.

During July 2004, the Company issued 12,000,000 shares of its common stock to three consultants pursuant to liabilities created by consulting agreements executed during the quarter ended June 30, 2004. The shares were valued at prices ranging from $0.02 to $0.03 and totaled $300,500 which is being amortized over the lives of the individual agreements.

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

BUSINESS OVERVIEW

         Centrex is developing and seeking to commercialize a system to rapidly detect harmful pathogens. Single Molecule Nucleic Acid Detection ("SMD"), the technology upon which the system is based, was invented by scientists at Los Alamos National Laboratory ("Los Alamos"). The technology is designed to rapidly detect bacteria or viruses by matching the RNA or DNA of the organism. Centrex owns the exclusive worldwide license to SMD.

         Our planned product is an automated fully-integrated system, based on the SMD technology, which will enable rapid detection of harmful pathogens in air. Our planned product is designed to be an easy-to-use system that automatically collects the samples, prepares the DNA, performs the analysis rapidly (using disposable microfluidics cartridges and miniaturized laser components), and communicates results directly to the end-user, via specially integrated software.

         We are a development-stage company. We do not have any products for sale presently, and it will take a significant amount of time, if not several years, before we have any products for sale. Our product development plan requires an estimated $10,000,000 in capital investment, to be obtained in phases over a period of approximately two years. We are presently seeking the capital necessary to fund the product development plan, though our efforts thus far during 2004 have not resulted in sufficient funding. We may not be successful in raising any capital when needed, on terms acceptable to the Company, or at all. Our business is subject to numerous and significant risks and uncertainties, which are more fully described in "RISK FACTORS."

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

         Our planned product is an automated fully-integrated system, based on the SMD technology, which enables rapid detection of harmful pathogens in air. Our planned product is designed to be an easy-to-use system that automatically collects the samples, prepares the DNA or RNA, performs the analysis rapidly (using disposable microfluidics cartridges and miniaturized laser components), and communicates results directly to the end-user via specially integrated software. The goal of our planned product is to produce test results within 30 minutes after a sample is collected. Our business model includes generating
revenue from selling detection devices, supplying the disposable   microfluidics
cards  that  the  device  requires,  and  eventually providing  monitoring
services.   We  plan  to
focus our efforts on those applications where rapid DNA testing results are particularly important, including biothreat detection, food processing, and water supply markets. If our planned product is commercialized, we believe that potential customers include commercial air carriers, the United States Postal Service, Federal office buildings, commercial office buildings, military, state and local government buildings, sports arenas, and shipping terminals, food processors and water treatment systems.

STATUS OF OUR PRODUCT DEVELOPMENT ACTIVITIES

         We have hired Stratos Product Development, LLC ("Stratos"), a private company that specializes in design and engineering services, and Micronics, Inc. ("Micronics"), a private company that provides custom designed lab cards and integrated microfluidics systems, to develop our planned product. Stratos has provided us with a development plan that could produce a Final Product as early as eighteen months following completion of the Initial Prototype phase. The development plan is contingent upon funding of approximately $10,000,000 to reach the Final Product phase. The development plan includes building the Initial Prototype, the Alpha and Beta prototypes , the Pre-Production prototype, and the Final Product. The Initial Prototype will incorporate the microfluidics lab card designed by Micronics . To date, we have paid Stratos $100,000 and we are contractually obligated to pay another $250,000 to complete the Initial Prototype phase. Stratos has partially completed the Initial Prototype and is awaiting funds to continue and complete the Initial Prototype. We presently do not have the funds necessary to complete the Initial Prototype and there is no assurance that funds will be raised when needed, on acceptable terms, or at all.

         Micronics has provided us with a three-phase development plan to develop the integrated disposable microfluidics lab card to be used in our planned product. Micronics began Phase I, which is to develop a lab card for the Initial Prototype device. Phase I has not been completed due to lack of funding. We have paid $75,000 to Micronics so far and estimate that another $171,500 will be required to complete the Phase I prototype card. We presently do not have the funds necessary to complete the Phase I prototype card and there is no assurance that funds will be raised when needed, on acceptable terms, or at all.

         The Initial Prototype, if completed, will be for testing purposes only. We expect more refinements to the design of our planned product based upon the results of the testing. If sufficient funding is available and testing results justify moving forward, we plan to proceed through the Alpha, Beta and Pre-Production prototype phases of development during 2005 and 2006. If sufficient funding is not available on acceptable terms or when needed, it could take significantly longer to develop our planned product and we may not be successful in developing any products based on the SMD technology. Additionally, we may encounter development issues that could delay or prevent us from developing products based on the SMD technology. See "RISK FACTORS."

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

         As of June 30, 2004, we had no cash and we are unable to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Our present financial commitments through the end of 2004 include $248,990 to the University of California (which owns the SMD technology), approximately $500,000 to complete the Initial Prototype, an estimated $200,000 pursuant to Dr. Coughlin's employment agreement, and an estimated $250,000 for legal and administrative expenses. We presently do not have the funds to fulfill these obligations, and we will have to raise additional capital during 2004 to fund these obligations. Delays in funding the development of our planned product could harm our future prospects. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. See "RISK FACTORS."

         We currently have two grant proposals pending for the funding of special projects employing the SMD technology. One proposal is in response to a solicitation from the Air Force, Broad Agency Announcement 04-01-JTI, and if funded could bring up to $2,000,000 into the Company each year for three years. The second proposal is a joint proposal from Centrex, Micronics, Stratos and BioCaptus to utilize the SMD technology, along with several other technologies, to develop a unique point-of-care diagnostic platform. This grant application is in response to a Broad Agency Announcement from the National Institutes of Health (NIH)/National Institute of Allergy and

Infectious Disease (NIAID) entitled "Rapid Diagnostic for Detection of Biothreat Agents." This proposal was written in response to NIAID's request for funding applications under PAS-02-149. If funded, this grant could bring up to $2,000,000 into the Company the first year and help secure long-term government support for the ongoing development of the SMD technology. There is no assurance, however, that the grants will be awarded to us, or that such grants, if awarded, will result in any funding for us.

         Because we do not currently generate any cash from operations and have no credit facilities in place or available, the primary means of funding our development and commercialization efforts thus far has been through the sale of our common stock. Although we have 250,000,000 shares of common stock authorized and 162,139,794 shares outstanding as of August 15, 2004, our low stock price would not allow us to raise enough funds to cover our present financial commitments through the end of 2004, even if we sold all of the remaining authorized shares of common stock. As a result, we are presently evaluating alternatives, including a reverse-split of our common stock, authorization of additional shares of common stock, issuance of preferred stock, and a merger or joint venture with another company. None of these alternatives, if entered into, may result in funding for our product development plan. Any of these alternatives, alone or together, if entered into, may dilute stockholder value and cause the price of our common stock to decline. See "RISK FACTORS."

         We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, which are more fully described in "RISK FACTORS", there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced and stockholders will experience additional dilution. The equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we will be required to cease operating or otherwise modify our business strategy.

ANALYSIS OF EXPENSES FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND
2003

         During the three months and six months ended June 30, 2004, research and development expenses were $0 and $71,140, respectively. These expenses decreased by $116,710 and $152,280, respectively, as compared with the three months and six months ended June 30, 2003, due to lack of funding for the development plan.

         During the three months and six months ended June 30, 2004, non-cash consulting and legal expenses were $382,875 and $844,455, respectively, which consisted primarily of amortization related to consulting and legal service agreements that were paid with common stock of the Company issued during the first quarter of 2004. These amounts represent a decrease of $340,236 and $861,241, respectively, as compared with the three months and six months ended June 30, 2003, due primarily to a decrease in the amortization expense related to consulting and legal service agreements.

         During the three months and six months ended June 30, 2004, accrued salaries were $16,667 and $52,528, respectively, which were accrued pursuant to Dr. Coughlin's employment agreement and represent an obligation to be paid if and when funding is available. During the three months six months ended June 30, 2003 the Company paid Dr. Coughlin pursuant to his employment agreement and recorded $66,666 and $83,958 of salary expense, respectively, for the three months and six months ended June 30, 2003.

         During the three months and six months ended June 30, 2004, general and administrative expenses were $80,152 and $216,287, respectively. These expenses consisted primarily of rent, insurance, accounting, travel, and licensing fees . These expenses decreased by $163,982 and $327,150, respectively, as compared with the three months and six months ended June 30, 2003, because of a decrease in travel, office costs and other discretionary spending.

                                  RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could materially harm our business, financial condition or results of operation, and cause the price of our common stock to decline.

BECAUSE WE HAVE NO PRODUCTS FOR SALE, WE DO NOT GENERATE REVENUE AND DO NOT HAVE OTHER RESOURCES TO FUND OPERATIONS; THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN
         Because our planned product is in the development stage, we have no revenue, earnings or cash flow to be self-sustaining. We do not anticipate having a product for sale until such time as our planned product is commercialized, which could take several more years. Our product development efforts are contingent upon raising approximately $10,000,000 in capital. So far, our efforts to fund product development have not been successful. Our independent accountants have stated in their opinion to the audited financial statements for the period ended December 31, 2002 that "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." Our failure to obtain the funding necessary to commercialize our planned product will have a material adverse effect on our business, financial condition, and on the price of our common stock.

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO COMMERCIALIZE OUR TECHNOLOGY. WE MAY NOT BE ABLE TO RAISE ANY CAPITAL WHEN NEEDED, ON ACCEPTABLE TERMS, OR AT ALL. RAISING SUCH CAPITAL MAY DILUTE STOCKHOLDER VALUE. IF WE ARE UNABLE TO RAISE CAPITAL WHEN NEEDED, THEN WE WILL BE REQUIRED TO LIMIT OR CEASE OUR OPERATIONS, OR OTHERWISE MODIFY OUR BUSINESS STRATEGY.
         We do not anticipate having a product for sale until our planned product is commercialized, which could take several more years. We must complete additional financing initiatives during 2004 to generate the funds necessary to continue our operations. So far, our efforts to obtain additional financing have not been successful. Our present financial commitments through the end of 2004 include $248,990 to the University of California (which owns the SMD technology), approximately $500,000 to complete the Initial Prototype phase of development for our planned product, an estimated $200,000 pursuant to Dr. Coughlin's employment agreement, and an estimated $250,000 for legal and administrative expenses. We presently do not have the funds to fulfill these obligations, and we will have to raise additional capital during 2004 to fund these obligations. Delays in funding the development of our planned product could harm our future prospects. We estimate that during 2005 and 2006, approximately $10,000,000 will be required, in phases, to advance product development through the Final Product phase. Due to current economic conditions, we may not be able to secure additional financing at all, or on terms it deems acceptable. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to limit or cease our activities, or otherwise modify our business strategy, which would materially harm our future business prospects.

         Although we have 250,000,000 shares of common stock authorized and 158,364,794 shares outstanding as of August 1, 2004, our low stock price would not allow us to raise enough funds to cover our present financial commitments through the end of 2004 even if all of the remaining authorized shares of common stock were sold. As a result, we are considering alternatives, such as a reverse-split of our common stock, authorization of additional shares of common stock, issuance of preferred stock, a merger or joint venture with another company. None of these alternatives, if entered into, may result in funding for our present financial commitments or for our product development plan. Any of these alternatives, alone or together, if entered into, may dilute stockholder value or cause the price of our common stock to decline.

IF WE DO NOT  OBTAIN  THE  NECESSARY  FUNDS  TO PAY THE  OUTSTANDING  OBLIGATION
PURSUANT TO THE REVISED DEVELOPMENT AGREEMENT WITH LOS ALAMOS, THEN THE UNIVERSITY OF CALIFORNIA MAY HAVE THE RIGHT TO TERMINATE THE LICENSE, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE PROSPECTS.
         We do not have the funds necessary to pay the $248,990 presently due pursuant to the revised development agreement with the University of California. If we are not successful in raising the capital necessary to fund this obligation, then they may have the right to terminate the license, which could have a material adverse effect on our future prospects.

RISKS RELATED TO OUR TECHNOLOGY

THERE IS NO GUARANTEE THAT THE SINGLE MOLECULE DETECTION TECHNOLOGY WILL WORK OR BE COMMERCIALLY VIABLE.
         Our planned product requires further research, development, testing, demonstration of commercial scale manufacturing, and possibly regulatory approval before we can determine its commercial viability. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the potential product may be ineffective, or unsafe, or difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, the research, development, testing, and/or regulatory approval process (if required) will be completed. Our product development efforts may cease or be limited by lack of funding. Our product development efforts, if funded, may not be unsuccessful. The failure of our research and development activities to result in a commercially viable product would materially adversely affect our future prospects.

IF FOREIGN PATENT PROTECTION FOR THE SINGLE MOLECULE DETECTION TECHNOLOGY IS NOT OBTAINED, COMPETITORS MAY BE ABLE TO COPY AND SELL PRODUCTS SIMILAR TO OURS WITHOUT PAYING A ROYALTY. THIS COULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR ABILITY TO COMPETE.
         The University of California has filed patent applications in Canada, Europe, and Japan. No foreign patents have been issued and there is no assurance that any will be issued. If our planned product is commercialized, the lack of foreign patent protection could allow competitors to copy and sell products similar to ours without paying a royalty. This could negatively affect our ability to compete.

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

         The U.S. Government has a nonexclusive, nontransferable, irrevocable, paid-up license to practice or to have practiced through the world, for or on behalf of the U.S. Government, inventions covered by the University of California's patent rights, and has certain other rights under 35 U.S.C. 200-212. The U.S. Department of Energy has the right to require us to grant a nonexclusive, partially exclusive or exclusive license under the patent rights in any field of use to a responsible applicant or applicants. Such regulations may limit the value of the technology to us and may reduce our ability to compete.

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

IF WE ARE UNABLE TO RETAIN THE SERVICES OF DR. COUGHLIN, OUR CHIEF EXECUTIVE OFFICER, OUR FUTURE PROSPECTS COULD BE ADVERSELY AFFECTED.
         We have an employment agreement with Dr. Thomas Coughlin, which automatically renews for successive two-year periods after May 1, 2004, wherein Dr. Coughlin is to receive an annual salary of $200,000, payable in 24 semi-monthly installments, plus benefits. We presently do not have the funds to pay Dr. Coughlin through the end of 2004 and there is no assurance that he will continue to serve Centrex without being paid. If Dr. Coughlin resigns or is terminated, then he may be entitled to a separation payment of up to two-year's salary plus benefits and bonuses. We are seeking the capital necessary to fund the employment agreement through the end of 2004; however, we may not be successful in raising the capital on acceptable terms, if at all. We are dependent upon the services of Dr. Coughlin and the loss of his services together with our inability to find a qualified replacement could have a material adverse effect on our future prospects.

WE ARE INVOLVED IN A DISPUTE WITH A FORMER CONSULTANT CONCERNING AGREEMENTS ENTERED INTO IN EARLY 2003. IF WE CANNOT RESOLVE THIS DISPUTE, WE MAY BECOME INVOLVED IN LITIGATION. A SETTLEMENT OR LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
         On March 24, 2003 we entered into an amended agreement with Jack Luchese to become our new Chief Executive Officer on a full-time basis if we were successful in raising at least $2,000,000 (net of fees and expenses) on or before January 1, 2004. In the interim, he agreed to be a consultant to us. However, the arrangements were placed on hold pending renegotiation of the agreement. During the renegotiation process Luchese was not serving us on a formal basis and the parties have not reached a settlement. In connection with his amended agreement, Luchese also purchased 100,000 shares of preferred stock of Centrex, Inc. which were convertible into shares of common stock ranging from 7.5% of our outstanding common shares to 15% of our outstanding common shares at the time of conversion, subject to certain conditions, which were not fulfilled. In January of 2004, Luchese filed a Form 3 declaring his ownership of 20,358,625 shares of our common stock pursuant to his supposed conversion of the preferred shares. We have not issued the 20,358,625 shares of common stock to Luchese. We believe that he breached the terms of his agreements, thus the conversion rights regarding the preferred shares are void. The outcome of this dispute is uncertain and we do not know if the differences between the parties will result in litigation. If a court compels us to issue him the 20,358,625 shares, his ownership may allow him to exercise substantial influence over our business and the election of directors, and his ownership would be dilutive to existing stockholders or otherwise have an adverse effect on our current or future business prospects.

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


RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINE IN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU
         The market Price of our common stock, which is quoted over the counter, has been, and may continue to be, highly volatile. Our common stock has experienced extreme fluctuations in price since trading commenced on December 23, 2001. The high and low range of closing prices of our common stock since December 23, 2001 range from $1.75 per share to $0.009 per share. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotech industry may have a significant impact on the market price of our common stock. In general, biotechnology stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with biotechnology companies. Market conditions and conditions of the biotechnology sector could also negatively impact the price of our common stock.

YOUR OWNERSHIP INTEREST WILL BE DILUTED AND THE VALUE OF THE SHARES OF OUR COMMON STOCK MAY DECLINE BY THE EXERCISE OF STOCK OPTIONS AND WARRANTS WE HAVE GRANTED OR MAY GRANT IN THE FUTURE AND BY THE COMMON STOCK WE HAVE ISSUED OR WILL ISSUE IN THE FUTURE.
         As of June 30, 2004, we had outstanding options to purchase up to 13,692,000 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share and outstanding warrants to purchase up to 7,635,100 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share. To the extent outstanding warrants and options to purchase our common stock are exercised, your ownership interest will be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. Since January 2004, we have issued 22,200,000 shares of common stock for services and we plan to continue our practice of issuing shares of our common stock as payment for services. To the extent that such shares are sold into the market, they could cause the market price of our common stock to decline.

AS OUR ONLY DIRECTOR, DR. COUGHLIN HAS THE ABILITY TO UNILATERALLY MAKE BUSINESS DECISIONS FOR US. BECAUSE WE HAVE ONLY ONE DIRECTOR, THERE ARE NO PROCEDURES IN PLACE TO RESOLVE POTENTIAL CONFLICTS AND TO EVALUATE RELATED PARTY TRANSACTIONS THAT ARE TYPICALLY REVIEWED BY INDEPENDENT DIRECTORS.
         As the only director, Dr. Coughlin has the ability to unilaterally make business decisions on our behalf. Because we do not maintain officer and director liability insurance and because the cost of obtaining such coverage is prohibitive, we do not expect to be able to attract any independent directors. Because we have only one director, there are no procedures in place to resolve potential conflicts and evaluate related party transactions that are typically reviewed by independent directors.

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


                                           CENTREX, INC.


                                           /s/ THOMAS R. COUGHLIN, JR.

                                           -----------------------------------
                                           Thomas R. Coughlin, Jr.
                                           President

Date: August 23, 2004