Form 10QSB
period 2004-09-30
CENTREX INC
filed 2004-12-23
CIK 1080973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X]       QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE ACT
                        OF 1934

                For the quarterly period ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES X NO_____ -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 170,139,794 shares of Common Stock, $0.001 par value, outstanding as of December 15, 2004.

Part I.  Financial Information

     Item 1.  Financial Information.................................    4-13

     Item 2.   Plan of Operation.....................................   14

     Item 3.  Controls and Procedures...............................    23

Part II. Other Information

     Item 1.  Legal Proceedings.....................................    23
     Item 2.  Changes in Securities and Use of Proceeds.............    23
     Item 3.  Defaults upon Senior Securities.......................    23
     Item 4.  Submission of Matters to a Vote of Security Holders...    23
     Item 5.  Other Information.....................................    23
     Item 6.  Exhibits and Reports on Form 8-K......................    24

Signatures .........................................................    24

                          PART 1--FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS
Balance Sheet at September 30, 2004 (Unaudited).....................................................     4

Statements of Operations For The Period From Inception (October 6, 1998) To September 30, 2004 And For
The Nine Months Ended September 30, 2004 and 2003 And For The Three Months Ended September 30, 2004
and 2003 (Unaudited)................................................................................     5

Statements of Cash Flows For The Period From Inception (October 6, 1998) to September 30, 2004 And For
The Nine Months Ended September 30, 2004 and 2003 (Unaudited).......................................     6

Notes to the Financial Statements (Unaudited).......................................................     7


                                 Centrex, Inc.
                         (A Development Stage Company)

                                 Balance Sheet
                        September 30, 2004 (Unaudited)


                                    ASSETS



Current Assets
Cash                                                               $ 5,505
Prepaid Consulting Fees                                            581,396
Related Party Receivables                                            6,864
Prepaid Expenses                                                       802
Total Current Assets                                               594,567

Property and Equipment, net                                          6,952

Other Assets
Licensed Technology, net                                             4,804
Other Assets                                                       107,081
Total Other Assets                                                 111,885

TOTAL ASSETS                                                     $ 713,404

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                                  $ 72,096
Rent and Other Payables                                             31,096
Accrued Payroll                                                    208,392
Due to Stratos                                                      57,874
Due to Micronics                                                   171,500
Due to University of California/Los Alamos                         248,990
Convertible Debentures                                             125,000
Accrued Interest on Convertible Debentures                          18,025
Notes Payable to Related Parties                                    41,393
Accrued Interest on Notes Payable to Related Parties                17,670
Total Current Liabilities                                          992,036

Shareholders' Deficit
Preferred Stock, $0.001 par value,
5,000,000 shares authorized,
100,000 shares issued or outstanding                                   100
Common Stock, $0.001 par value,
250,000,000 shares authorized,
170,139,794 shares issued and outstanding                          170,140
Paid in Capital                                                 11,205,825
Deficit accumulated during the development stage               (11,654,697)
Total Shareholders' Deficit                                       (278,632)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $ 713,404


The accompanying notes are an integral part of the interim financial statements.



                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Operations
        From Inception (October 6, 1998) Through September 30, 2004, and
 For The Nine Months and Three Months Ended September 30, 2004 and 2003 (Unaudited)



                                             From inception               Nine Months                       Three Months
                                           (October 6, 1998)           Ended September 30,              Ended September 30,
                                                    through     ------------------------------    ------------------------------
                                         September 30, 2004             2004              2003            2004              2003
                                         ------------------     ------------       -----------    ------------       -----------

Stock transfer fees                                $ 5,320           $ 2,220           $ 2,555           $ 665           $ 1,845
Gain on early extinguishment of debt                88,591                 -                 -               -                 -
                                         ------------------     ------------       -----------    ------------       -----------

Expenses
Research and development                         1,299,752            71,140           718,430               -           495,010
Noncash consulting and legal expenses            5,453,323         1,220,299         1,587,635         373,274           570,647
Services contributed by employees                   40,125                 -                 -               -                 -
Accrued Salaries                                 1,024,817           208,392                 -         120,667                 -
Compensation cost for options granted            1,880,969                 -         1,050,719               -           279,148
Salary Expense                                     253,142            12,275           207,292                           123,333
General and administrative                       1,614,903           285,977           586,625          64,512           126,052
                                         ------------------     ------------       -----------    ------------       -----------
   Total operating expenses                     11,567,031         1,798,083         4,150,701         558,453         1,594,190
                                         ------------------     ------------       -----------    ------------       -----------
Operating loss                                 (11,473,120)       (1,795,863)       (4,148,146)       (557,788)       (1,592,345)
                                         ------------------     ------------       -----------    ------------       -----------
Interest expense                                   181,577            22,542             2,799          13,353               863
                                         ------------------     ------------       -----------    ------------       -----------
Net loss                                     $ (11,654,697)     $ (1,818,405)     $ (4,150,945)     $ (571,141)     $ (1,593,208)
                                         ==================     ============       ===========    ============       ===========

Weighted average shares outstanding             78,869,444       140,540,615        58,058,419     163,249,684        82,954,963
                                         ------------------     ------------       -----------    ------------       -----------

Loss per share (basic and diluted)                 $ (0.15)          $ (0.01)          $ (0.07)        $ (0.00)          $ (0.02)
                                         ------------------     ------------       -----------    ------------       -----------


The accompanying notes are an integral part of the interim financial statements.



                                  Centrex, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
           From Inception (October 6, 1998) Through September 30, 2004
        For The Nine Months Ended September 30, 2004 and 2003 (Unaudited)



                                                      From inception
                                                    (October 6, 1998)    Nine Months Ended September 30,
                                                             through     -------------------------------
                                                  September 30, 2004             2004              2003
                                                  ------------------     ------------      ------------
Operating Activities
Net Loss                                               $ (11,654,697)    $ (1,818,405)     $ (4,150,945)
Plus Non-Cash Charges to Earnings:
Amortization Expense                                         413,315              333               333
Depreciation Expense                                              98               98                 -
Compensation to employees and consultants                  1,497,325                -           267,000
Common Stock Issued for Services                           5,219,613        1,180,875         1,327,587
Compensation Cost for Non-Employee Options                 1,842,250                -         1,008,750
Adjustment of LANL Development                              (130,500)               -                 -
Value of services paid for by third parties                  322,500          103,000                 -
Repayment of amount due to related party                      14,500           14,500                 -
Gain on early extinguishment of debt                         (88,591)               -                 -
Change in Working Capital Accounts:
Prepaid expenses                                            (582,198)         (66,865)          235,854
Receivables                                                   (6,864)          (6,864)                -
Deposit- LANL Development Agreement                         (106,710)               -                 -
Accounts payable                                              72,096           33,679           241,208
Interest payable                                             172,480           20,680             2,798
Accrued salaries                                             208,352          191,927                 -
Payable to University of California/Los Alamos               248,990           71,140                 -
Payable to Micronics                                         171,500                -                 -
Payable to Stratos                                            57,874                -                 -
Rent and other expenses payable to related parties            31,135           29,323            (5,826)
                                                  ------------------     ------------      ------------
Net cash used in operating activities                     (2,297,532)        (246,579)       (1,073,241)
                                                  ------------------     ------------      ------------
Investing Activities
Purchase of Property Plant and Equipment                      (7,050)          (7,050)                -
Purchase of EMFP Stock                                        71,400                -                 -
Purchase of Licensed Technology                               (7,000)               -                 -
Purchase of  Sponsored Research                             (279,500)               -                 -
                                                  ------------------     ------------      ------------
Net cash used in investing opportunities                    (222,150)          (7,050)                -
                                                  ------------------     ------------      ------------
Financing Activities
Sale of Preferred Stock to Third Parties                      50,000                -            50,000
Sale of Common Stock for Cash to Third Parties             2,198,700           37,100         1,187,617
Common stock subscribed                                            -           75,000           (90,000)
Payment of common stock subscribed                            50,000                -                 -
Less: Cost of Capital                                        (98,638)               -           (98,638)
Convertible Debenture Loans                                  125,000          125,000                 -
Loans from Related Parties                                   423,858           20,000                10
Repayment of Loans from Related Parties                      (73,233)               -                 -
Repayment of Shareholder Loans                              (150,500)               -                 -
                                                  ------------------     ------------      ------------
Net cash provided by financing activities                  2,525,187          257,100         1,048,989
                                                  ------------------     ------------      ------------
Change in Cash                                                 5,505            3,471           (24,252)

Cash at Beginning of Period                                        -            2,034            60,021
                                                  ------------------     ------------      ------------
Cash at End of Period                                        $ 5,505          $ 5,505          $ 35,769
                                                  ==================     ============      ============
Supplemental Disclosure of Cashflow Information
Cash Paid for Interest                                       $ 1,582              $ -               $ -
                                                  ------------------     ------------      ------------

Non-cash investing and financing activities
Common stock issued as payment of
 loans to related parties                                  $ 206,925              $ -         $ 204,900
Gain recognized upon settlement of note payable               88,591                -                 -
Cancellation of Regulation S stock subscribed                 75,000           75,000                 -
                                                  ------------------     ------------      ------------




The accompanying notes are an integral part of the interim financial statements.

                           Microsoft Word 10.0.2627;5
                                  Centrex, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements
         From Inception (October 6, 1998) Through September 30, 2004 and
        For The Nine Months Ended September 30, 2004 and 2003 (Unaudited)


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

Long-Lived Assets
Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the asset which is 3 years. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

Management assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", and a revised interpretation of FIN 46 (FIN 46R) in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary. The adoption of FIN 46 and 46R had no impact on our financial position, results of operations or cash flows.

Note 2--    Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has no sources of revenue to fund the development of its planned product and to pay operating expenses, resulting in a cumulative net loss of $11,654,697 for the period from inception (October 6, 1998) to September 30, 2004, and a net loss of $1,818,405 and $4,150,945 for the nine months ended September 30, 2004 and 2003, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--    Other Assets and Licensed Technology, Net

Other assets consisted primarily of $106,710 paid pursuant to the revised development agreement with the University and LANL. This amount represents a 90-day advance payment that will be held by LANL and used to pay the last three months of development pursuant to the agreement.

Note 4--    Property and Equipment

At September 30, 2004, the Company's property and equipment consists of the following:

              Office Equipment                           $ 7,050
                       Less Accumulated Depreciation         (98)
                                                         -------
              Total Office Equipment                     $ 6,952
                                                         -------
              Total Property and Equipment               $ 6,952
                                                         =======
Note 5--    Commitments and Contingencies

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

Foreign Patent Applications related to single molecule detection method
On June 1, 2004, the University was granted a United States Patent covering the SMD technology. The University has filed patent applications in Canada, Europe, and Japan, however, we are not aware that any foreign patents have been issued and there is no assurance that any foreign patents will be issued.

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

Agreement with Micronics
On May 13, 2003, the Company entered into an agreement with Micronics, Inc. ("Micronics"). Micronics provides custom designed lab cards and integrated systems on behalf of clients using intellectual property that is proprietary to Micronics. Pursuant to the agreement, Micronics has devised a comprehensive project outline that targets delivery of reproducible working prototype lab cards to be used in the prototype of the Company's planned product. During 2003, the Company paid Micronics $75,000 and owes $171,500 at September 30, 2004. The Company presently does not have the funds to pay Micronics. There is no assurance that Micronics will continue to work on the project without being paid.

Agreement with Stratos
On May 23, 2003, the Company entered into an agreement with Stratos Product Development, LLC ("Stratos"), a Washington Company specializing in design and engineering services, to build a commercial version of the Company's planned product. Stratos has provided the Company with a development plan that consists of five phases--Initial Prototype, Alpha Prototype, Beta Prototype, Pre-Production Prototype, and Final Product. Development of the commercial version of the Company's planned product is in the Initial Prototype phase. During 2003, the Company paid Stratos $150,000 and at September 30, 2004 owes an additional $57,874. The Company presently does not have the funds to pay Stratos. There is no assurance that Stratos will continue to work on the project without being paid.

Employment Agreement with Dr. Thomas R. Coughlin
The Company has an employment agreement with Dr. Thomas Coughlin, its Chief Executive Officer, which automatically renews for successive two-year periods after May 1, 2004, wherein Dr. Coughlin is to receive an annual salary of $200,000 payable in 24 semi-monthly installments. The agreement provides for customary employee benefits, bonuses, reimbursement of expenses, and indemnification. If Dr. Coughlin resigns or is terminated, then he may be entitled to a separation payment of up to two-year's salary plus benefits and bonuses. The Company is dependent upon the services of Dr. Coughlin, and the loss of his services together with its inability to find a qualified replacement could have a material adverse effect on its business. The Company presently does not have the funds to pay Dr. Coughlin the $184,392 in past due salary or to fund his employment agreement for the remainder of 2004. There is no assurance that Dr. Coughlin will continue to work without being paid.

Employment Agreement with Jeffrey Flannery
On September 24, 2004, the Company entered into a six month employment agreement effective October 1, 2004 with Jeffrey Flannery to serve as the Company's Chief Business Development Officer. Pursuant to the agreement, Mr. Flannery will receive 2,000,000 shares of the Company's common stock and will receive a salary of $10,000 per month. At September 30, 2004, the Company's funds are not sufficient to pay this obligation through the term of the agreement. There is no assurance that Mr. Flannery will work without being paid.

Dispute with Former Consultants
The Company is involved in a dispute with two former consultants regarding agreements entered into during 2002 and 2003. See Note 9- "Legal Proceedings".

Note 6--    Convertible Debenture

During January 2004, the Company received $75,000 in cash from the sale of a convertible debenture. The debenture bears interest at the rate of 35% and matured on July 21, 2004. The $75,000 principal amount of the debenture plus accrued interest is payable upon demand and if the Company does not have sufficient funds may be converted into shares of Company common stock at the then market price. At September 30, 2004, the accrued interest related to this transaction amounted to $18,003.

During September 2004, the Company received $50,000 in cash from the sale of a convertible debenture. The debenture bears interest at the rate of 8% and matures on January 31, 2005. The $50,000 principal amount of the debenture plus accrued interest is convertible at any time on or before January 31, 2005 into shares of Company common stock at the then market price. Prior to maturity, the Company may prepay the debenture in whole or in part, plus accrued interest. At September 30, 2004, the accrued interest related to this transaction amounted to $22

Note 7--    Common Stock

During the nine month period ended September 30, 2004, the Company issued 9,290,000 shares of its common stock pursuant to the exercise of options and warrants. The exercise prices ranged from $.001 to $.05 per share. The Company received $92,100 in cash and recorded legal fees of $2,700 in connection with the transactions.

During the nine month period ended September 30, 2004, the Company issued 40,200,000 shares of its common stock pursuant to various consulting and financial advisory service agreements. Of these shares, 4,300,000 shares have the right to be included in the Company's next registration statement. As of September 30, 2004, the Company had prepaid expenses relating to consulting transactions in the amount of $581,396. This amount will be amortized over the remaining life of the agreements. Additionally, for the nine month period ended September 30, 2004, the Company recorded $1,006,174 in consulting expense related to all equity based consulting transactions.

During nine month period ended September 30, 2004, the Company sold 2,000,000 shares of its common stock to six investors. The purchase price of the shares was $0.01 per share which was the closing price on the day of purchase less a 50% reduction for the restrictive nature of the shares. The Company received $20,000 as a result of these transactions.

During the nine months ended September 30, 2004, the Company issued 3,600,000 shares of its common stock to its corporate counsel. The shares were valued at $0.01 per share which was the price on the day of the transaction less a 50% reduction for the restrictive nature of the stock. The Company recorded $42,000 in legal expense related to the transaction.

During the nine months ended September 30, 2004, the Company, pursuant to a settlement agreement cancelled 2,500,000 shares of Regulation S stock and issued 3,500,000 shares of its common stock. The stock issued was valued at $0.015 which was the closing price of the stock on the date of issuance. The total of $52,500 was recorded as consulting expense. Additionally, pursuant to the settlement, the Company issued 2,775,000 shares as payment of legal fees. The value of $41,625 related to these shares was recorded as legal expense.

Note 8--    Stock Options and Warrants Outstanding

The following  table  summarizes  stock options and warrants as of September 30,
2004




                                 Employee           Non-Employee
                                 Stock Options      Stock Options    Warrants        Total
-------------------------------- ------------------ ---------------- --------------- --------------

Balance at 12/31/03              5,000,000          13,382,000       12,235,100      30,617,100
Granted                          --                 --               --              --
Exercised                        --                 (4,690,000)      (4,600,000)     (9,290,000)
Forfeited                        --                 --               --              --
                                 ------------------ ---------------- --------------- --------------
Balance at 09/30/04              5,000,000            8,692,000        7,635,100     21,327,100
                                 ------------------ ---------------- --------------- --------------
Weighted Average
Exercise Price                   $0.05              $0.05            $0.10           $0.07



The following table summarizes information about stock options outstanding at September 30, 2004:



                                          Options Outstanding                           Options Exercisable
                        ----------------- -------------------- ----------------- ----------------- -----------------
                                          Weighted
                        Number            Average              Weighted          Number            Weighted
Range of                Outstanding       Remaining            Average           Exercisable       Average
Exercise Prices         at 09/30/04       Contractual Life     Exercise Price    at 09/30/04       Exercise Price
----------------------- ----------------- -------------------- ----------------- ----------------- -----------------
Employees:
     $0.05              5,000,000         8.48 Years           $0.05             5,000,000         $0.05
Non-Employees:
     $0.001-$0.50       8,692,000         8.42 Years           $0.05             8,692,000         $0.05
Warrants:
     $0.001-$0.20       7,635,100         2.25 Years           $0.10             7,635,100         $0.10



Stock Options

There were no options issued during the nine month period ended September 30, 2004.

Warrants

There were no warrants issued during the nine month period ended September 30, 2004.

Note 9--    Related Party Transactions

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

During the nine months ended September 30, 2004, approximately $103,000 of Company expenses were paid by third parties. The Company recorded the expense and an offsetting entry to paid in capital.

During the nine months ended September 30, 2004, the Company borrowed $20,000 from a shareholder. The loan is unsecured, bears interest at 12% and at a default rate of 16% and is due on December 31, 2005.

Quasar Trust
As of September 30, 2004, the Company owed $21,393 in principal and $17,584 in accrued interest to Quasar Irrevocable Trust. The note is presently in default and accrues interest at 16% per year. On June 21, 2002, a motion for summary judgment was granted to Quasar Irrevocable Trust for $20,833 in principal, $10,725 in interest, and $2,099 in attorney's fees related to their petition filed November 19, 2001, demanding payment for outstanding loans due from Centrex. On September 16, 2002, Quasar Irrevocable Trust presented an order of garnishment and was paid $490 toward its summary judgment.

Note 10--Legal Proceedings

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

Cyppek vs.  Centrex, Inc.
On March 17, 2004, Andreas Cyppek filed a lawsuit against Centrex in the United States District Court for the Northern District of Oklahoma. As of September 30, 2004, the case was settled pursuant to a confidential settlement agreement.

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

Note 11--Subsequent Events

On October 20, 2004, the Company designated 4,000,000 shares of its 5,000,000 shares of authorized Preferred Stock, $0.001 par value, as Series B Preferred Stock. The Series B Preferred Stock is convertible at the option of the holder at any time into one fully paid and non-assessable share of Common Stock. For voting purposes, each share of Series B Preferred Stock shall be equivalent to fifty (50) shares of Common Stock. Holders of Series B Preferred Stock are entitled to notice of and to vote on all matters that come before a vote of holders of Common Stock. In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock will be deemed to have converted their Preferred Shares into shares of Common Stock. No shares of Series B Preferred Stock have been issued.

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

BUSINESS OVERVIEW

         Centrex is presently seeking the capital necessary to continue the development of a system to rapidly detect harmful pathogens. Single Molecule Nucleic Acid Detection ("SMD"), the technology upon which the system is based, was invented by scientists at Los Alamos National Laboratory ("Los Alamos"). The technology is designed to rapidly detect bacteria or viruses by matching the RNA or DNA of the organism. Centrex owns the exclusive worldwide license to SMD. We have received a notice of default from the University of California/Los Alamos National Laboratory for nonpayment of a $10,000 fee which became due when the patent covering the SMD technology was issued. Although we have obtained verbal assurances that the University/Los Alamos is willing to extend the cure period beyond the 30 days that was stated in their letter, there is no assurance that such cure period will be extended or that we will raise the funds necessary to cure the default. If our license to the SMD technology is terminated, then our future prospects will be materially adversely harmed. See "RISK FACTORS."

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

         We are a development-stage company. We do not have any products for sale presently, and it will take a significant amount of time, if not several years, before we have any products for sale. Our product development plan requires an estimated $10,000,000 in capital investment, to be obtained in phases over a period of approximately two years. We are presently seeking the capital necessary to fund the product development plan, though our efforts thus far during 2004 have not resulted in sufficient funding. Consequently, development of our planned product has been suspended until such time as we are able to raise the necessary capital. We may not be successful in raising any capital when needed, on terms acceptable to the Company, or at all. Our business is subject to numerous and significant risks and uncertainties, which are more fully described in "RISK FACTORS."

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

STATUS OF OUR PRODUCT DEVELOPMENT ACTIVITIES

         On or about November 19, 2004 we received a notice of default from University of California-Los Alamos National Laboratory for failure to pay a $10,000 fee due as a result of the issuance of the patent covering the SMD technology. The letter stated that we had 30 days to cure the default and if not cured, then the license would terminate. Although we have obtained verbal assurances that Los Alamos is willing to extend the cure period beyond the 30 days that was stated in their letter, there is no assurance that such cure period will be extended or that we will raise the funds necessary to cure the default. If our license to the SMD technology is terminated, then our future prospects will be materially adversely harmed.

         We hired Stratos Product Development, LLC ("Stratos"), a private company that specializes in design and engineering services, and Micronics, Inc. ("Micronics"), a private company that provides custom designed lab cards and integrated microfluidics systems, to develop our planned product. Stratos has provided us with a development plan that could produce a Final Product as early as eighteen months following completion of the Initial Prototype phase. The development plan is contingent upon funding of approximately $10,000,000 to reach the Final Product phase. The development plan includes building the Initial Prototype, the Alpha and Beta prototypes , the Pre-Production prototype, and the Final Product. The Initial Prototype will incorporate the microfluidics lab card designed by Micronics . To date, we have paid Stratos $100,000 and we are contractually obligated to pay another $250,000 to complete the Initial Prototype phase. Stratos has partially completed the Initial Prototype and is awaiting funds to continue and complete the Initial Prototype. We presently do not have the funds necessary to complete the Initial Prototype and there is no assurance that funds will be raised when needed, on acceptable terms, or at all.

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

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

         As of September 30, 2004, we had no cash and we are unable to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Our present financial commitments through the end of 2004 include $258,990 to the University of California (which owns the SMD technology), approximately $500,000 to complete the Initial Prototype, an estimated $200,000 pursuant to Dr. Coughlin's employment agreement, and an estimated $250,000 for legal and administrative expenses. We presently do not have the funds to fulfill these obligations, and we will have to raise additional capital during 2004 to fund these obligations. Delays in funding the development of our planned product could harm our future prospects. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. See "RISK FACTORS."

         Because we do not currently generate any cash from operations and have no credit facilities in place or available, the primary means of funding our development and commercialization efforts thus far has been through the sale of our common stock. Although we have 250,000,000 shares of common stock authorized and 170,139,794 shares outstanding as of December 15, 2004, our low stock price would not allow us to raise enough funds to cover our present financial commitments through the end of 2004, even if we sold all of the remaining authorized shares of common stock. As a result, we are presently evaluating alternatives, including a reverse-split of our common stock, authorization of additional shares of common stock, issuance of preferred stock, and a merger or joint venture with another company. None of these alternatives, if entered into, may result in funding for our product development plan. Any of these alternatives, alone or together, if entered into, may dilute stockholder value and cause the price of our common stock to decline. See "RISK FACTORS."

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

Analysis of Expenses for Three Months and NINE Months Ended SePTEMBER 30, 2004 and 2003

         During the three months and nine months ended September 30, 2004, research and development expenses were $0 and $71,140, respectively. These expenses decreased by $495,010 and $647,290, respectively, as compared with the three months and nine months ended September 30, 2003, due to lack of funding for the development plan.

         During the three months and nine months ended September 30, 2004, non-cash consulting and legal expenses were $373,279 and $1,220,299, respectively, which consisted primarily of amortization related to consulting and legal service agreements that were paid with common stock of the Company issued during the first quarter of 2004. These amounts represent a decrease of $197,373 and $367,336, respectively, as compared with the three months and nine months ended September 30, 2003, due primarily to a decrease in the amortization expense related to consulting and legal service agreements.

         During the three months and nine months ended September 30, 2004, accrued salaries were $120,666 and $220,663, respectively, which were accrued pursuant to employment agreements and represent an obligation to be paid if and when funding is available. During the three months and nine months ended September 30, 2003, the Company recorded $123,333 and $207,293 of salary expense, respectively, pursuant to employment agreements.

         During the three months and nine months ended September 30, 2004, general and administrative expenses were $64,512 and $285,977, respectively. These expenses consisted primarily of rent, insurance, accounting, travel, and licensing fees. These expenses decreased by $61,540 and $300,648, respectively, as compared with the three months and nine months ended September 30, 2003, because of a decrease in travel, office costs and other discretionary spending due to lack of funding.

                                  RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could materially harm our business, financial condition or results of operation, and cause the price of our common stock to decline. An investment in our common stock is very risky. You should not invest if you can not afford to lose some or all of your investment.

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

IF WE DO NOT OBTAIN THE $10,000 NECESSARY TO CURE THE NOTICE OF DEFAULT, THEN OUR LICENSE TO THE SMD TECHNOLOGY WILL TERMINATE, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE PROSPECTS.
         We do not have the funds necessary to pay the $10,000 presently due pursuant to notice of default received from the University of California/Los Alamos National Laboratory on or about November 19, 2004. If we are not successful in raising the capital necessary to fund this obligation, then our license will be terminated, which would have a material adverse effect on our future prospects. Although we have obtained verbal assurances that the University/Los Alamos is willing to extend the cure period beyond the 30 days that was stated in their letter, there is no assurance that such cure period will be extended or that we will raise the funds necessary to cure the default. If our license to the SMD technology is terminated, then our future prospects will be materially adversely harmed.

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. WE MAY NOT BE ABLE TO RAISE ANY CAPITAL WHEN NEEDED, ON ACCEPTABLE TERMS, OR AT ALL. RAISING SUCH CAPITAL MAY DILUTE STOCKHOLDER VALUE. IF WE ARE UNABLE TO RAISE CAPITAL WHEN NEEDED, THEN WE WILL BE REQUIRED TO LIMIT OR CEASE OUR OPERATIONS, OR OTHERWISE MODIFY OUR BUSINESS STRATEGY.
         We do not anticipate having a product for sale until our planned product is commercialized, which could take several more years. We must complete additional financing initiatives during 2004 to generate the funds necessary to continue our operations. So far, our efforts to obtain additional financing have not been successful.
Our present financial commitments through the end of 2004 include $258,990 to the University of California (which owns the SMD technology), approximately $500,000 to complete the Initial Prototype phase of development for our planned product , an estimated $200,000 pursuant to Dr. Coughlin's employment agreement, and an estimated $250,000 for legal and administrative expenses. We presently do not have the funds to fulfill these obligations, and we will have to raise additional capital during 2004 to fund these obligations. Delays in funding the development of our planned product could harm our future prospects. We estimate that during 2005 and 2006, approximately $10,000,000 will be required, in phases, to advance product development through the Final Product phase. Due to current economic conditions, we may not be able to secure additional financing at all, or on terms it deems acceptable. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to limit or cease our activities, or otherwise modify our business strategy, which would materially harm our future business prospects.

         Although we have 250,000,000 shares of common stock authorized and 170,139,794 shares outstanding as of December 15, 2004, our low stock price would not allow us to raise enough funds to cover our present financial commitments through the end of 2004 even if all of the remaining authorized shares of common stock were sold. As a result, we are considering alternatives, such as a reverse-split of our common stock, authorization of additional shares of common stock, issuance of preferred stock, a merger or joint venture with another company. None of these alternatives, if entered into, may result in funding for our present financial commitments or for our product development plan. Any of these alternatives, alone or together, if entered into, may dilute stockholder value or cause the price of our common stock to decline.

IF WE DO NOT OBTAIN THE NECESSARY FUNDS TO PAY THE OUTSTANDING OBLIGATIONS PURSUANT TO THE REVISED DEVELOPMENT AGREEMENT WITH LOS ALAMOS, THEN THE UNIVERSITY OF CALIFORNIA MAY HAVE THE RIGHT TO TERMINATE THE LICENSE, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE PROSPECTS.
         We do not have the funds necessary to pay the $248,990 presently due pursuant to the revised development agreement with the University of California. If we are not successful in raising the capital necessary to fund this obligation, then they may have the right to terminate the license, which could have a material adverse effect on our future prospects.

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

YOUR OWNERSHIP INTEREST WILL BE DILUTED AND THE VALUE OF THE SHARES OF OUR COMMON STOCK MAY DECLINE BY THE EXERCISE OF STOCK OPTIONS AND WARRANTS WE HAVE GRANTED OR MAY GRANT IN THE FUTURE AND BY THE COMMON STOCK WE HAVE ISSUED OR WILL ISSUE IN THE FUTURE.
         As of September 30, 2004, we had outstanding options to purchase up to 13,692,000 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share and outstanding warrants to purchase up to 7,635,100 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share. To the extent outstanding warrants and options to purchase our common stock are exercised, your ownership interest will be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. Since January 2004, we have issued 47,575,000 shares of common stock for services and we plan to continue our practice of issuing shares of our common stock as payment for services. To the extent that such shares are sold into the market, they could cause the market price of our common stock to decline.

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

Item 2.  Changes in Securities and Use of Proceeds

         Incorporated herein by reference to Note 5 "Common Stock" and Note 6 "Stock Options and Warrants Outstanding" and Note 10 "Subsequent Events" in the Notes to Financial Statements included in Part I of this Form 10-QSB.

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


                                            CENTREX, INC.


                                            /s/ THOMAS R. COUGHLIN, JR.
                                            ------------------------------------
                                            Thomas R. Coughlin, Jr.
                                            President

Date: December 22, 2004